Form 10-Q
period 2006-03-31
Echo Healthcare Acquisition Corp.
filed 2006-05-11
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-51596

ECHO HEALTHCARE
ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware	56-2517815
(State of Incorporation)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 1300, Vienna, VA 22182
(Address of principal executive offices)

(703) 448-7688
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.
Yes ___	No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2006.

Common Stock, $.0001 par value	8,750,000
(Class)	(Number of shares)

Part I - Financial Information

Item 1. Financial Statements

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS

Current Assets:
Cash	$42,420	$14,807
Cash equivalents held in Trust Fund	55,008,699	-
Prepaid expenses	83,604	-
Total current assets	55,134,723	14,807
Deferred offering costs - Non-current	-	601,413
Total assets	$55,134,723	$616,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$10,988	$136,052
Notes Payable to Founding Stockholders	-	150,000
Line of Credit from Founding Stockholders	25,000	-
Accrued offering costs	186,604	443,288
Deferred underwriting and other offering costs	2,018,233	-
Total current liabilities	2,240,825	729,340

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $7.65 per share	10,996,239	-

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 and 1,562,500 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	156
Additional paid-in capital	42,012,010	24,844
Deficit accumulated during the development stage	(115,226)	(138,120)
Total stockholders’ equity	41,897,659	(113,120)
Total liabilities and stockholders’ equity	$55,134,723	$616,220

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Statements of Operations
(Unaudited)

	January 1, 2006 through March 31, 2006	June 10, 2005 (Date of Inception) through March 31, 2006

Revenue	$0	$0
Operating expenses	(26,471)	(163,591)
Organization costs	0	(1,000)
Operating loss	(26,471)	(164,591)
Interest income	61,699	61,699
Net income/(loss)	$35,228	$(102,892)

Weighted average number of shares outstanding—basic	2,222,222

Net income per share—basic	0.02

Weighted average number of shares outstanding—diluted	2,336,120

Net income per share—diluted	$0.02

Pro forma adjustment:

Interest income attributable to common stock subject to possible conversion	$(12,334)	$(12,334)

Pro forma net income attributable to common stockholders not subject to possible conversion	$22,894	$(115,226)

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	2,072,991

Pro forma net income per share, excluding shares subject to possible conversion - basic	0.01

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - diluted	$2,165,575

Pro forma net income per share, excluding shares subject to possible conversion -diluted	$0.01

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance - June 10, 2005 (date of inception)	-0-	-0-	-0-	-0-	-0-

Contributions from Founding Stockholders	1,562,500	$156	$24,844		$25,000

Net loss for the period ended December 31, 2005				$(138,120)	(138,120)

Balance - December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion)	7,187,500	719	52,420,971		52,421,690

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund relating to common stock subject to redemption, net of tax				(12,334)	(12,334)

Net income for the period				35,228	35,228

Balance -
March 31, 2006 (unaudited)	8,750,000	$875	$42,012,010	$(115,226)	$41,897,659

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Statements of Cash Flows
(Unaudited)

	January 1, 2006 through March 31, 2006	June 10, 2005 (Date of Inception) through March 31, 2006
Cash flows from operating activities:
Net income (loss)	$35,228	$(102,892)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Changes in:
Prepaid expenses	(83,604)	(83,604)
Accrued expenses	(125,064)	10,988
Net cash used by operating activities	(173,440)	(175,508)

Cash flows from investing activities:
Increase in cash equivalents held in Trust Fund	(55,008,699)	(55,008,699)
Net cash used in investing activities	(55,008,699)	(55,008,699)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders Proceeds from Line of Credit from Founding Stockholders	50,000 25,000	200,000 25,000
Payments on notes payable to Founding Stockholders	(200,000)	(200,000)
Proceeds from sale of common stock to Founding Stockholders		25,000
Gross proceeds from public offering	57,500,000	57,500,000
Proceeds from issuance of underwriter’s purchase option	100	100
Proceeds from sale of warrants to Founding Stockholders	550,000	550,000
Costs of offering	(2,715,348)	(2,873,473)
Net cash provided by financing activities	55,209,752	55,226,627
Net increase in cash	27,613	42,420
Cash—beginning of period	14,807	0
Cash—end of period	$42,420	$42,420

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	$(256,684)	$186,604
Accrual of deferred underwriting and other offering costs	$2,018,233	$2,018,233

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of Echo Healthcare Acquisition Corp. (the “Company”) at March 31, 2006 and for the periods ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flow for the periods ended March 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results expected for a full year. These unaudited condensed Financial Statements should be read in conjunction with the Financial Statements and related notes included in the Company’s Registration Statement on Form S-1 filed on March 8, 2006, as amended, and the Company’s current report on Form 8-K filed on March 24, 2006.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, other similar acquisition one or more domestic or international operating businesses in the healthcare industry (“Acquisition”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company’s operating results through March 31, 2006 relate to early stage organizational activities. The Company has selected December 31 as its fiscal year end.

On March 16, 2006, the Company amended and restated its Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 shares to 25,000,000 shares.

The registration statement for the Company’s initial public offering of Units (as described in Note D) (“Offering”) was declared effective on March 17, 2006. The Company consummated the Offering on March 22, 2006 and received net proceeds of approximately $45,446,690, inclusive of deferred underwriting and other accrued offering costs (see Notes D and H). On March 27, 2006, the underwriters for the Company’s Offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, including deferred amounts totaling $225,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $54,947,000, from the net proceeds of the Offering (including the exercise of the over-allotment option) together with the proceeds from the sale of 458,333 warrants at $1.20 per warrant to the founding directors for $550,000 is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) together with borrowings under the Company’s Working Capital Line of Credit (see Note E) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements--(Continued)
(Unaudited)

The Company, after signing a definitive agreement for the Acquisition, will submit such transaction for stockholders’ approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Acquisition and exercise their conversion rights, the Acquisition will not be consummated.

The Company’s initial stockholders (the “Founding Stockholders”) have agreed to vote their 1,562,500 shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to an Acquisition. After consummation of an Acquisition, these voting safeguards will no longer be applicable.

With respect to an Acquisition which is approved and consummated, any Public Stockholder who voted against such Acquisition may demand that the Company convert its shares into a pro rata share of the Trust Fund. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds from the Offering and the interest earned thereon (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet. The Company is permitted to seek disbursements of amounts held in the Trust for related tax obligations.

In the event that the Company does not consummate an Acquisition within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s Public Stockholders. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note D).

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[2] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[3] Deferred offering costs:

Deferred offering costs at December 31, 2005 consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Offering.

[4] Accrued offering costs:

Accrued offering costs consist of legal, accounting and miscellaneous fees incurred through March 31, 2006 and December 31, 2005 that were related to the Offering and were charged to stockholder’s equity upon completion of the Offering.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements--(Continued)
(Unaudited)

[5] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $23,000 and $37,000 at March 31, 2006 and December 31, 2005, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at both March 31, 2006 and December 31, 2005.

The effective tax rates differ from the statutory rate of 34% due to the increases in the valuation allowance.

[6] Deferred underwriting and other offering costs:

Deferred underwriting and other offering costs consist of deferred underwriting fees (see Note D), legal and printing fees (see Note H) incurred through March 31, 2006 that were related to the Offering and were charged to stockholder’s equity upon completion of the Offering.

[7] Income/(Loss) per common share:

Income/(Loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants and options, aggregating 7,645,833 shares, have been included in the period from January 1, 2006 through March 31, 2006. These potential shares have not been included in the other reporting periods because the effects would be antidilutive. Potential common shares in connection with the underwriters’ purchase option (see Note D) aggregating 625,000 have not been included because the effect would be antidilutive. Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations (see Note D).

[8] New Accounting Pronouncements:

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE D — INITIAL PUBLIC OFFERING

On March 22, 2006, the Company sold 6,250,000 units (“Units”) in the Offering. On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased an additional 937,500 Units. Each Unit consists of one share of the Company’s common stock and one warrant (“Warrants”). Accordingly, 7,187,500 Warrants are outstanding at March 31, 2006. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 17, 2007 or (b) the completion of an Acquisition. The warrants will expire March 17, 2010. The Warrants will be redeemable, at the Company’s option at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The Company sold to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, the underwriters, an option, for $100, to purchase up to a total of 312,500 units at $10.00 per Unit. The sale of the option has been accounted for as a cost attributable to the offering. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for recording of the $100 proceeds from the sale. The option has been valued at the date of issuance at approximately $485,000, based upon a Black-Scholes model, using an expected life of four years, volatility of 27% and a risk-free interest rate of 4.35%. The volatility calculation of 27% is based on the four-year volatility of a subgroup of the Russell 2000 Healthcare Index, which consisted of the twenty-five smallest constituent companies measured by overall market capitalization. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its units, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to this subgroup of the four-year volatility of the Russell 2000 Healthcare Index because its management believes that the volatility of these constituent companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s units. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements--(Continued)
(Unaudited)

The units issuable upon exercise of this option are identical to the Units in the Offering. The option is exercisable commencing on the later of the consummation of a business combination or one year from March 17, 2006, and expires five years from the date of issuance. The option and the 312,500 units, the 312,500 shares of common stock and the 312,500 warrants underlying such units, and the 312,500 shares of common stock underlying such warrants, are subject to a 180-day lock-up. The underwriters will not sell, transfer, assign, pledge, or hypothecate this option or the securities underlying this option, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of this option or the underlying securities for a period of 180 days from the date of the Offering. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. Although the purchase option and its underlying securities have been registered, the option grants holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from March 17, 2006. These rights apply to all of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option exercise price or underlying units will not be adjusted for issuances of common stock at a price below the option exercise price. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants, and the market price of the underlying securities). The Company must maintain the effectiveness of the registration of the shares underlying the underwriters’ purchase option. The agreement does not provide for specific liquidated damages.

Certain Founding Stockholders purchased an aggregate of 458,333 warrants concurrently with the closing of the Offering at a price of $1.20 per warrant directly from the Company. They have agreed that these warrants purchased by them will not be sold or transferred until completion of an Acquisition. In exchange for agreeing to purchase such warrants, these Founding Stockholders were sold an aggregate of 171,662 shares of previously issued Common Stock from other Founding Stockholders in a private transaction for a purchase price equal to the initial price paid by selling Founding Stockholders. The transaction is accounted for as an equity transaction and had no effect on the financial position or operations of the Company.

The Company agreed to pay the Underwriters of the Offering fees equal to 7.0% of the gross proceeds, of which the Underwriters have agreed to defer 3.0% of their fees (totaling $1,725,000) until consummation of an Acquisition. The Company will pay the deferred fees upon an Acquisition out of the proceeds of the Offering held in trust. If there is no Acquisition, these Fees will not be paid.

Upon consummation of the Offering, all shares of common stock owned by the Founding Stockholders Offering were placed into an escrow account maintained by Corporate Stock Transfer, Inc., acting as escrow agent. These shares will be released from escrow in two equal increments:

•	781,250 shares on the expiration of three years from March 17, 2006; and

•
781,250 shares on upon the completion of an Acquisition and the last sale price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after the Company completes its initial Acquisition.

The foregoing restrictions are subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, upon death of an escrow depositor, transfers to an estate or beneficiaries, or other specified transfers. Even if transferred under these circumstances, the shares will remain in the escrow account. The shares are releasable from escrow prior to the above dates only if following the initial Acquisition, the Company consummates a transaction in which all of the stockholders of the combined entity have the right to exchange their shares of common stock for cash, securities or other property. If the price of the Company’s common stock fails to reach the trigger price for the required number of trading days described above, the 781,250 shares subject to this condition will remain in escrow until a transaction is consummated in which all stockholders of the combined entity have the right to exchange their common stock for cash, securities or other property, or until the Company ceases operations.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements--(Continued)
(Unaudited)

The shares placed in escrow subject to performance and market conditions as defined in the agreement, the attainment of which can not be assured, are considered contingent shares. As a result, these shares are not included in the income (loss) per common share calculations. The agreement provides that the shares are to be released to the initial stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting certain performance and market conditions. Accordingly, the Company may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. (The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $8,984,000.)

NOTE E—NOTES PAYABLE TO AND LINE OF CREDIT FROM FOUNDING STOCKHOLDERS

The Company had issued notes totaling $200,000 to certain of its Founding Stockholders. The notes were satisfied on March 22, 2006.

Certain of the Company’s Founding Stockholders have entered into a limited recourse revolving line of credit agreement, (the “Working Capital Line of Credit”), pursuant to which the Company may have up to $750,000 of borrowings outstanding at any time. Amounts outstanding under the Working Capital Line of Credit will bear interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. No interest shall be payable until the principal of the loan becomes payable. The loans under the limited recourse revolving line of credit agreement shall be payable only upon the consummation of the initial Acquisition or upon certain events of default. If the Company does not consummate the initial Acquisition within two years following the completion of the offering, the loans under the limited recourse revolving line of credit agreement shall terminate and the payees shall have no right to repayment thereunder. At March 31, 2006 $25,000 had been advanced under this line of credit.

NOTE F —RELATED PARTY TRANSACTION

The Company has agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which shall be deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition. If there is no Acquisition, the deferred fees will not be paid. During the period ended March 31, 2006, $2,000 had been recorded as expense.

NOTE G — OFFICERS AND DIRECTORS

The Company’s officers and directors have agreed with Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, that during the first 40 trading day period beginning the later of the date the separate trading of the common stock and the warrants has commenced or 60 days after the end of the “restricted period”, they or certain of their affiliates or designees collectively will purchase up to $300,000 of Warrants in the public marketplace at prices not to exceed $1.20 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of an Acquisition.

NOTE H —COMMITMENTS AND OTHER MATTERS

On January 29, 2006, Powell Goldstein LLP agreed to defer its legal fees related to the Offering totaling $200,000 until the completion of the initial Acquisition or the liquidation of the Company, in which case the deferred fees would not be payable out of the net proceeds of the offering held in trust. These fees constitute a cost of the offering and an obligation of the Company. If there is no Acquisition, this obligation will not be paid.

On January 29, 2006, Tri-State Financial, which provided financial printing services in connection with the Offering, agreed to defer payment of 20% its printing fees until the completion of the initial Acquisition or the liquidation of the Company, in which case the deferred fees would not be payable out of the net proceeds of the offering held in trust. These fees, totaling $93,233, constitute a cost of the offering and an obligation of the Company. If there is no Acquisition, this obligation will not be paid.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements--(Continued)
(Unaudited)

NOTE I - SUBSEQUENT EVENT

As of April 30, 2006, the Company had drawn an additional $75,000 on its Working Capital Line of Credit for a total of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We were formed on June 10, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses in the healthcare industry. We intend to use cash derived from the net proceeds of our initial public offering, which closed on March 22, 2006, and the exercise by the underwriters of their over-allotment option, which closed on March 27, 2006, together with our subordinated revolving line of credit for up to $750,000, or our Line of Credit, and any additional financing arrangements that we undertake, to effect a business combination.

Through March 31, 2006, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. As of March 31, 2006, we had accrued expenses and accrued offering costs of approximately $11,000 and $187,000 respectively. In addition, we had cash of approximately $42,000, which was principally funded pursuant to a $25,000 draw on our Line of Credit.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Recent Developments

On March 22, 2006, we consummated our initial public offering. The net proceeds from our initial public offering were approximately $45,446,690, after deducting offering expenses of approximately $1,053,300 and underwriting discounts of $3,500,000, including deferred amounts totaling approximately $1,793,200.

On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, including deferred amounts totaling $225,000. Except for the cost of the underwriting, we have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

As of March 27, 2006, after giving effect to the sale of units pursuant to our initial public offering and the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, approximately $54,947,000 was held in trust and we had approximately $233,000 of our offering proceeds not held in trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through March 31, 2006, the funds held in trust had accrued $61,699 in interest income.

We will use substantially all of the net proceeds discussed above to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses, if any. However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•
our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

We believe that we have sufficient funds available to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $250,000 of expenses for legal and accounting fees attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	approximately $50,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target business;

•	approximately $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•
approximately $352,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•
approximately $48,000 for administrative fees relating to office space for twenty-four (24) months. However, an additional $132,000 in the administrative fees will be deferred and shall be payable upon the consummation of a business combination. In the event we must liquidate our company prior to such a business combination, these fees will not be paid with proceeds of our public offering held in trust.

At March 31, 2006, we had total assets of $55.1 million, stockholders’ equity of $41.9 million (not including $11.0 million that may be converted to cash by shareholders voting against a business combination) and a Line of Credit obligation of $25,000.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$25,000	$-	$25,000	$-	$-
Administrative Fees Obligations (2)	178,000	90,000	88,000	-	-
Total	$203,000	$90,000	$113,000	$-	$-

(1) As of March 31, 2006, we had drawn $25,000 on our Line of Credit (an additional $75,000 was drawn in April 2006), which will become due at the consummation of a business combination, which could occur in less than one year but may occur as late as March 22, 2008.

(2) The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which is deferred until the consummation of a business combination.

On March 22, 2006, we used $200,000 of our general working capital to repay notes payable to certain of our founding stockholders. The loans were repaid in full, without interest, and cancelled.

On March 22, 2006, we used $85,000 of our general working capital to pay premiums associated with our directors’ and officers’ liability insurance.

Risk Factors that May Affect Future Results

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission, including our registration statement on Form S-1/A as filed on March 8, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk exposure related to these short-term securities, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of March 31, 2006.

Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against us.

Item 1A. Risk Factors

We filed a registration statement on Form S-1/A with the Securities and Exchange Commission on March 8, 2006, which describes our risk factors. We have not experienced any material changes from the risk factors previously disclosed on our Form S-1/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our units are traded on the over-the-counter bulletin board under the symbol “EHHAU.OB.

On March 22, 2006, we consummated our initial public offering of 6,250,000 units. The securities sold in the initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1/A (File No. 333-126650). The Securities and Exchange Commission declared our registration statement effective on March 17, 2006. We also sold Morgan Joseph and Co. Inc. and Roth Capital Partners, LLC, for $100, as additional compensation, an option to purchase up to 312,500 units at $10.00 per unit. Concurrently with the initial public offering, we sold 458,333 warrants to certain of our founding stockholders for a total of $550,000 in a private placement, or Private Placement. The net proceeds from our initial public offering and Private Placement were approximately $45,446,690, after deducting offering expenses of approximately $827,500 and underwriting discounts of $3,500,000, including deferred amounts totaling approximately $1,793,200. As of March 22, 2006, $47,780,000 of this amount had been placed in trust for purposes of consummating a business combination, with approximately $200,000 remaining for operating purposes.

On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option was approximately $6,975,000, after deducting underwriting discounts of $525,000, including deferred amounts of $225,000. Approximately $7,167,000 of the net proceeds from the exercise of the over-allotment option were placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

On March 22, 2006, we used $200,000 of our general working capital to repay notes payable to certain of our initial stockholders. The loans were repaid in full, without interest, and cancelled.

On March 22, 2006, we used $85,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

As of March 27, 2006, after giving effect to the sale of units pursuant to the exercise of the over-allotment option, approximately $54,947,000 was held in trust and we had approximately $33,000 of our offering proceeds not held in trust from the exercise of the over-allotment option remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.╫
3.2	By-laws.*
4.1	Specimen Unit Certificate*.
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agent Agreement between Corporate Stock Transfer, Inc. and the Registrant.**
10.1	Form of Restated Investment Management Trust Agreement between Corporate Stock Transfer, Inc. and the Registrant.**
10.2	Form of Stock Escrow Agreement between the Registrant, Corporate Stock Transfer, Inc. and the Existing Stockholders.**
10.3	Form of Registration Rights Agreement among the Registrant and the Existing Stockholders.**
10.4	Form of Subordinated Revolving Line of Credit Agreement.**
10.5	Form of Restated Warrant Purchase Agreement.**
10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Eugene A. Bauer.***
10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Gary A. Brukardt. ***
10.8	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Gene E. Burleson. ***
10.9	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Alastair Clemow. ***
10.10	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Joel Kanter. ***
10.11	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Richard Martin. ***
10.12	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Kevin Pendergest. ***
10.13	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Windy City, Inc. ***

10.14	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Chicago Investments, Inc. ***
10.15	Office Services Agreement between the Registrant and Windy City, Inc.****
10.16	Promissory Note, dated June 23, 2005, issued to Gene E. Burleson in the amount of $25,000.*
10.17	Promissory Note, dated July 8, 2005, issued to Windy City, Inc. in the amount of $25,000.*
10.18	Promissory Note, dated July 11, 2005, issued to Kevin Pendergest in the amount of $22,500.*
10.19	Promissory Note, dated July 15, 2005, issued to Richard Martin in the amount of $25,000.****
10.20	Promissory Note, dated July 22, 2005, issued to Alastair Clemow in the amount of $15,000.**
10.21	Promissory Note, dated July 28, 2005, issued to Gary A. Brukardt in the amount of $10,000.****
10.22	Promissory Note, dated September 26, 2005, issued to Windy City, Inc. in the amount of $13,750.*****
10.23	Promissory Note, dated September 26, 2005, issued to Gene E. Burleson in the amount of $13,750. *****
10.24	Promissory Note, dated January 4, 2006, issued to Chicago Investments, Inc. in the amount of $25,000.**
10.25	Promissory Note, dated January 17, 2006 issued to Gene E. Burleson in the amount of $25,000. **
10.26	Form of Unit Option Purchase Agreement by and among the Registrant, Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC . **
10.27	Form of Founding Director Warrant Purchase Agreement among the Registrant and Certain Directors of the Registrant. ******
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.╫
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.╫
32.1	Section 1350 Certification of the Chief Executive Officer.╫
32.2	Section 1350 Certification of the Chief Financial Officer.╫

╫	Filed herewith.

*	Previously filed in connection with our registration statement on Form S-1 (File No. 333-126650) filed on July 15, 2005.

**	Previously filed in connection with Amendment No. 8 to our registration statement on Form S-1/A (File No. 333-126650) filed on February 2, 2006.

***	Previously filed in connection with Amendment No. 11 to our registration statement on Form S-1/A (File No. 333-126650) filed on March 8, 2006.

****	Previously filed in connection with Amendment No. 1 to our registration statement on Form S-1/A (File No. 333-126650) filed on August 25, 2005.

*****	Previously filed in connection with Amendment No. 4 to our registration statement on Form S-1/A (File No. 333-126650) filed on October 5, 2005.

******	Previously filed in connection with Amendment No. 10 to our registration statement on Form S-1/A (File No. 333-126650) filed on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO HEALTHCARE ACQUISITION CORP.
Registrant

Date: May 11, 2006	By: /S/ GENE E. BURLESON
Gene E. Burleson
Chief Executive Officer

Date: May 11, 2006	By: /S/ KEVIN PENDERGEST
Kevin Pendergest
Chief Financial Officer