Form 10-Q
period 2006-06-30
Echo Healthcare Acquisition Corp.
filed 2006-08-21
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

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
Yes X	No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X	No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 18, 2006.

Common Stock, $.0001 par value	8,750,000
(Class)	(Number of shares)

Part I - Financial Information

Item 1. Condensed Financial Statements

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS

Current Assets:
Cash	$25,922	$14,807
Prepaid expenses	69,438	-
Total current assets	95,360	14,807
Investments held in Trust Fund	55,650,806	-
Deferred offering costs - Non-current	-	601,413
Total assets	$55,746,166	$616,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$79,600	$136,052
Derivative Liabilities	5,582,849
Notes Payable to Founding Stockholders	-	150,000
Line of Credit from Founding Stockholders	105,700	-
Accrued offering costs	152,713	443,288
Deferred underwriting and other offering costs	2,018,233	-
Accrued Income Taxes	139,948	-
Total current liabilities	8,079,043	729,340

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $7.70 per share, including accretion of allocated income of $92,856 (net of $47,835 income taxes)	11,076,761	-

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 and 1,562,500 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	156
Additional paid-in capital	36,195,054	24,844
Retained Earnings (Deficit) accumulated during the development stage	394,433	(138,120)
Total stockholders’ equity	36,590,362	(113,120)
Total liabilities and stockholders’ equity	$55,746,166	$616,220

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Statements of Operations
(Unaudited)

	Six months ended June 30, 2006	Three months ended June 30, 2006	June 10, 2005 (Date of Inception) to June 30, 2005	June 10, 2005 (Date of Inception) through June 30, 2006

Revenue	$0	$0		$0
Operating expenses	(154,075)	(127,604)	(1,000)	(291,195)
Organization costs	0	0	0	(1,000)
Operating loss	(154,075)	(127,604)	(1,000)	(292,195)
Gain/(loss) on derivative liabilities	215,625	399,862		215,625
Interest income	703,806	642,108	-	703,807
Income/(loss) before provision for income taxes	765,356	914,366	(1,000)	627,237
Provision for income taxes	(139,948)	(139,948)	0	(139,948)
Net income/(loss)	$625,408	$774,418	(1,000)	$487,289
Weighted average number of shares outstanding—basic	5,111,360	7,968,750	1,562,500
Net income per share—basic	$0.12	$0.10	0.00

Net income	$625,408	$774,418
Gain on derivative liabilities attributed to warrants	(215,625)	(399,862)
Adjusted net income - for diluted earnings	$409,783	$374,556
Weighted average shares outstanding	5,111,360	7,968,750	1,562,500
Shares from assumed conversion of warrants	692,232	1,275,232	0
Weighted average number of shares outstanding - diluted	5,803,592	9,243,982	1,562,500
Net income per share - diluted	$0.07	$0.04	$0.00

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Statements of Stockholders’ Equity (Capital Deficit)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Capital Deficit)
Balance - June 10, 2005 (date of inception)	-0-	-0-	-0-	-0-	-0-
Contributions from
Founding Stockholders	1,562,500	$156	$24,844		$25,000

Net loss for the period ended December 31, 2005				(138,120)	(138,120)

Balance - December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion) less derivative liabilities	7,187,500	719	52,495,345		52,496,064

Proceeds subject to possible conversion of 1,436,781 shares			(11,076,761)		(11,076,761)

Reclassification of proceeds allocated to warrants - derivatives liabilty			(5,798,474)		(5,798,474)

Proceeds from issuance of underwriter’s purchase option			100		100

Proceeds from sale of warrants to founding stockholders			550,000		550,000

Net income for the period				532,553	532,553

Balance - June 30, 2006 (unaudited)	8,750,000	$875	$36,195,054	$394,433	$36,683,217

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Statements of Cash Flows
(Unaudited)

	January 1, 2006 through June 30, 2006	June 10, 2005 (Date of Inception) through June 30, 2006
Cash flows from operating activities:
Net income (loss)	$625,408	$487,289
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on derivative liabilities	(215,625)	(215,625)
Changes in:
Prepaid expenses	(69,438)	(69,438)
Accrued expenses	83,497	219,548
Net cash generated by operating activities	423,842	421,774

Cash flows from investing activities:
Increase in cash equivalents held in Trust Fund	(55,650,806)	(55,650,806)
Net cash used in investing activities	(55,650,806)	(55,650,806)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders Proceeds from Line of Credit from Founding Stockholders	50,000 105,700	200,000 105,700
Payments on notes payable to Founding Stockholders	(200,000)	(200,000)
Proceeds from sale of common stock to Founding Stockholders	--	25,000
Gross proceeds from public offering	57,500,000	57,500,000
Proceeds from issuance of underwriter’s purchase option	100	100
Proceeds from sale of warrants to Founding Stockholders	550,000	550,000
Costs of offering	(2,767,721)	(2,925,846)
Net cash provided by financing activities	55,238,079	55,254,954
Net increase in cash	11,115	25,922
Cash—beginning of period	14,807	0
Cash—end of period	$25,922	$25,922

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	$(290,575)	$152,713
Accrual of deferred underwriting and other offering costs	$2,018,233	$2,018,233
Warrant obligation in connection with sale of units in offering	$5,582,849	$5,582,849

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The condensed financial statements of Echo Healthcare Acquisition Corp. (the “Company”) at June 30, 2006 and for the periods ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flow for the three and six-month periods ended June 30, 2006 and for the periods from June 10, 2005 (inception) to June 30, 2005 and 2006. Operating results for the interim period presented are not necessarily indicative of the results expected for a full year. These unaudited condensed Financial Statements should be read in conjunction with the Financial Statements and related notes included in the Company’s Registration Statement on Form S-1/A filed on March 8, 2006 and the Company’s current report on Form 8-K filed on March 24, 2006.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, other similar acquisition one or more domestic or international operating businesses in the healthcare industry (“Acquisition”). The Company has not generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

On March 16, 2006, the Company amended and restated its Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 shares to 25,000,000 shares.

The registration statement for the Company’s initial public offering of Units (as described in Note D) (“Offering”) was declared effective on March 17, 2006. The Company consummated the Offering on March 22, 2006 and received net cash proceeds of approximately $45,446,690, not inclusive of deferred underwriting and other accrued offering costs (see Notes D and H). On March 27, 2006, the underwriters for the Company’s Offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, not including deferred amounts totaling $225,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $54,947,000, from the net proceeds of the Offering (including the exercise of the over-allotment option) together with the proceeds from the sale of 458,333 warrants at $1.20 per warrant to the founding directors for $550,000 is being held in a trust account (“Trust Fund”) and invested in government securities (currently the Northern Institutional Government Select Portfolio) until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) together with borrowings under the Company’s Working Capital Line of Credit (see Note E) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the Acquisition, will submit such transaction for stockholders’ approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Acquisition and exercise their conversion rights, the Acquisition will not be consummated.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

The Company’s initial stockholders (the “Founding Stockholders”) have agreed to vote their 1,562,500 shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to an Acquisition. After consummation of an Acquisition, these voting safeguards will no longer be applicable.

With respect to an Acquisition which is approved and consummated, any Public Stockholder who voted against such Acquisition may demand that the Company convert its shares into a pro rata share of the Trust Fund. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds from the Offering and the interest earned thereon (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet. The Company is permitted to seek disbursements of amounts held in the Trust for related tax obligations.

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

[4] Accrued offering costs:

Accrued offering costs consist of legal, accounting and miscellaneous fees incurred through June 30, 2006 and December 31, 2005 that were related to the Offering and were charged to stockholder’s equity upon completion of the Offering.

[5] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $37,000 at December 31, 2005. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance at December 31, 2005.

In late March 2006, the net proceeds from the initial public offering were invested in a taxable U.S. government portfolio. Since the interest generated from the portfolio is fully taxable at the federal level, the Company determined that no valuation allowance is necessary as of June 30, 2006.

[6] Deferred underwriting and other offering costs:

Deferred underwriting and other offering costs consist of deferred underwriting fees (see Note D), legal and printing fees (see Note H) incurred through June 30, 2006 that were related to the Offering and were charged to stockholder’s equity upon completion of the Offering.

[7] Income/(Loss) per common share:

Income/(loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants, aggregating 692,232 shares, have been included in the periods from January 1, 2006 through June 30, 2006 and 1,275,232 for the three months ended June 30, 2006. These potential shares have not been included in the other reporting periods because the effects would be antidilutive. Potential common shares in connection with the underwriters’ purchase option (see Note D) aggregating 625,000 have not been included because the effect would be antidilutive. Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations (see Note D).

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Six months ended June 30, 2006	Three months ended June 30, 2006
Net income	$625,408	$774,418
Interest income attributable to common stock subject to possible conversion	$(92,856)	$(80,522)
Pro forma net income attributable to common stockholders not subject to possible conversion	$532,552	$693,896
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	4,314,798	6,531,969
Pro forma net income per share, excluding shares subject to possible conversion - basic	$0.12	$0.11

Net income	$625,408	$774,418
Interest income attributable to common stock subject to possible conversion	(92,856)	(80,522)
Gain on derivative liabilities attributed to warrants	(215,625)	(399,862)

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$316,927	$294,034
Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion - basic	4,314,798	6,531,969
Shares from assumed conversion on warrants	562,200	1,035,594
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - diluted	4,876,998	7,567,563
Pro forma net income per share, excluding shares subject to possible conversion - diluted	$0.06	$0.04

[8] New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

[9] Accounting for Warrants and Derivative Instruments

On March 22, 2006, the Company sold 6,250,000 Units in the Offering. On March 27, 2006, the underwriters for the initial public offering exercised their over-allotment option and purchased an additional 937,500 Units. Each Unit consists of one share of the Company’s common stock and one warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 17, 2007 or (b) the completion of an Acquisition. The Warrants will expire March 17, 2010. The Warrants will be redeemable, at the Company’s option at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The Company sold to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, the underwriters, an option, for $100, to purchase up to a total of 312,500 Units at $10.00 per Unit.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 7,187,500 Warrants issued as part of the Units issued in the Offering are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown on the Company’s statement of operations as “Gain (loss) on derivative liabilities.” The Warrants started trading on the over-the-counter bulletin board on June 6, 2006. The fair value of the Warrants prior to June 6, 2006 was estimated based on the market price of the Units. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The underwriter’s purchase option to purchase 312,500 Units is considered an equity instrument, as all criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivatives, the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering and are considered a liability. In addition, the founding director warrants to purchase 458,333 shares of common stock are considered equity instruments, as all criteria to be accounted for as an equity instrument have been fulfilled.

Statement of Financial Accounting Standard (‘‘SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders' equity in its statement of financial position from being treated as derivative instruments. The Company has determined that the option to purchase 312,500 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 312,500 Units and the Warrants to purchase an additional 312,500 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the Warrants to purchase the additional 312,500 shares are indexed to the Company's common stock, the fact that the shares underlying the Warrants are registered, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.  The embedded derivatives, which are the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering and are considered a liability. These derivative liabilities will continue to be adjusted to fair value at each reporting date.

The Company performed a valuation of the option to purchase 312,500 units, and then allocated its fair value to its two components, the underlying 312,500 shares and the embedded Warrants to purchase additional 312,500 shares. The fair value at inception was calculated to be $484,742, or $1.55 per unit, of which $436,268 was allocated to the 312,500 shares included in the Units and $48,474 was allocated to the Warrants to purchase an additional 312,500 shares, according to their respective fair values.

The pricing model the Company uses for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 0.27, this volatility-rate will likely change in the future. The Company uses the closing market price of the Company’s common stock at the end of a quarter when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

NOTE D — INITIAL PUBLIC OFFERING

On March 22, 2006, the Company sold 6,250,000 Units in the Offering. On March 27, 2006, the underwriters for the initial public offering exercised their over-allotment option and purchased an additional 937,500 Units. Each Unit consists of one share of the Company’s common stock and one Warrant. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 17, 2007 or (b) the completion of an Acquisition. The Warrants will expire March 17, 2010. The Warrants will be redeemable, at the Company’s option at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

The Company sold to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, the underwriters, an option for $100 to purchase up to a total of 312,500 Units at $10.00 per Unit. The option has been valued at the date of issuance at approximately $485,000, based upon a Black-Scholes model, using an expected life of four years, volatility of 27% and a risk-free interest rate of 4.35%. The volatility calculation of 27% is based on the four-year volatility of a subgroup of the Russell 2000 Healthcare Index, which consisted of the twenty-five smallest constituent companies measured by overall market capitalization. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its units, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to this subgroup of the four-year volatility of the Russell 2000 Healthcare Index because its management believes that the volatility of these constituent companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s units. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless.

The units issuable upon exercise of this option are identical to the Units in the Offering. The option is exercisable commencing on the later of the consummation of a business combination or one year from March 17, 2006, and expires five years from the date of issuance. The option and the 312,500 units, the 312,500 shares of common stock and the 312,500 warrants underlying such units, and the 312,500 shares of common stock underlying such warrants, are subject to a 180-day lock-up. The underwriters will not sell, transfer, assign, pledge, or hypothecate this option or the securities underlying this option, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of this option or the underlying securities for a period of 180 days from the date of the Offering. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. Although the option and its underlying securities have been registered, the option grants holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from March 17, 2006. These rights apply to all of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option exercise price or underlying units will not be adjusted for issuances of common stock at a price below the option exercise price. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants, and the market price of the underlying securities).

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

Upon consummation of the Offering, all shares of common stock owned by the Founding Stockholders were placed into an escrow account maintained by Corporate Stock Transfer, Inc., acting as escrow agent. These shares will be released from escrow in two equal increments:

•	781,250 shares on the expiration of three years from March 17, 2006; and

•
781,250 shares on upon the completion of an Acquisition and the last sale price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after the Company completes its initial Acquisition.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

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

Certain of the Company’s Founding Stockholders have entered into a limited recourse revolving line of credit agreement, (the “Working Capital Line of Credit”), pursuant to which the Company may have up to $750,000 of borrowings outstanding at any time. Amounts outstanding under the Working Capital Line of Credit will bear interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. No interest shall be payable until the principal of the loan becomes payable. The loans under the limited recourse revolving line of credit agreement shall be payable only upon the consummation of the initial Acquisition or upon certain events of default. If the Company does not consummate the initial Acquisition within two years following the completion of the offering, the loans under the limited recourse revolving line of credit agreement shall terminate and the payees shall have no right to repayment thereunder. At June 30, 2006 $105,700 had been advanced under this line of credit. The Company has incurred interest of $1,135 through June 30, 2006, which is included in accrued expenses.

NOTE F —RELATED PARTY TRANSACTION

The Company has agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which shall be deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition. If there is no Acquisition, the deferred fees will not be paid. During the period ended June 30, 2006, $24,435 had been recorded as expense. At June 30, 2006, the Company had a liability of $17,919, which is included in accrued expenses.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

NOTE G — OFFICERS AND DIRECTORS

The Company’s officers and directors have agreed with Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, that during the first 40 trading day period beginning the later of the date the separate trading of the common stock and the Warrants has commenced or 60 days after the end of the “restricted period,” they or certain of their affiliates or designees collectively will purchase up to $300,000 of Warrants in the public marketplace at prices not to exceed $1.20 per Warrant. They have further agreed that any Warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of an Acquisition. As of June 30, 2006, they had purchased $235,720 of Warrants.

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

On January 29, 2006, Tri-State Financial, which provided financial printing services in connection with the Offering, agreed to defer payment of 20% of its printing fees until the completion of the initial Acquisition (in which case the deferred fees would be payable out of the net proceeds of the offering held in trust) or the liquidation of the Company (in which case the deferred fees would not be payable out of the net proceeds of the offering held in trust). These fees, totaling $93,233, constitute a cost of the offering and an obligation of the Company. If there is no Acquisition, this obligation will not be paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Overview

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

Through June 30, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, and activities related to pursuing potential target businesses; we have not generated any revenues. As of June 30, 2006, we had accrued expenses and accrued offering costs of approximately $79,600 and $152,713 respectively. In addition, we had cash of approximately $25,922, which was principally funded pursuant to a $105,700 draw on our Line of Credit.

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

As of March 27, 2006, after giving effect to the sale of units pursuant to our initial public offering and the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, approximately $54,947,000 was held in trust, and we had approximately $233,000 of our offering proceeds not held in trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through June 30, 2006, the funds held in trust had earned $703,806 in interest income.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated revenues to date.  Since our inception, our only activities have been organizational activities and those necessary to prepare for our Offering, and thereafter, certain activities related to pursuing a target business.  We will not generate any operating revenues until the completion of a business combination, if any.  We have generated non-operating income in the form of interest income on cash and cash equivalents and our other short term investments.

For the three months ended June 30, 2006, we had net income of approximately $774,418, derived primarily from a gain on a change in our derivative liabilities and income related to the cash held in our trust account. For the six months ended June 30, 2006, we had net income of approximately $625,408, derived primarily from a gain on a change in our derivative liabilities and income related to the cash held in our trust account. For the period from June 10, 2005 (date of inception) through June 30, 2006, we had net income of approximately $487,289, derived primarily from a gain on a change in our derivative liabilities and income related to the cash held in our trust account.

Liquidity and Capital Resources

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

We believe that we have sufficient funds available under our Line of Credit to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $250,000 of expenses for legal and accounting fees attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	approximately $50,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target business;

•	approximately $50,000 of expenses in legal and accounting fees relating to our reporting obligations to the Securities and Exchange Commission;

•
approximately $352,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•
approximately $42,000 for administrative fees relating to office space for twenty-one (21) months. However, an additional $115,500 in the administrative fees will be deferred and shall be payable upon the consummation of a business combination. In the event we must liquidate our company prior to such a business combination, these fees will not be paid with proceeds of our public offering held in trust.

At June 30, 2006, we had total assets of $55,746,166, stockholders’ equity of $36,590,362 (not including $11,076,761 that may be converted to cash by shareholders voting against a business combination) and a Line of Credit obligation of $105,700.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$105,700	$-	$105,700	$-	$-
Administrative Fees Obligations (2)	157,500	90,000	67,500	-	-
Total	$263,200	$90,000	$173.200	$-	$-

(1) As of June 30, 2006, we had drawn $105,700 on our Line of Credit which will become due at the consummation of a business combination, which could occur in less than one year but may occur as late as March 22, 2008.

(2) The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which is deferred until the consummation of a business combination.

During the second quarter ended June 30, 2006, there were payments to directors and officers of $125,000 representing reimbursement of road show expenses.

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Consistent with the disclosures in our prospectus dated March 17, 2006, we have focused our search on companies that span a broad spectrum of the healthcare industry. Overall, we would gauge the environment for target companies to be competitive, and we believe that private equity firms, other blank check companies and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.  Furthermore, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of June 30, 2006.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Our units are traded on the over-the-counter bulletin board under the symbol “EHHAU.OB.” On June 6, 2006, the stock and warrants underlying our units were permitted to trade separately. Our common stock is traded on the over-the-counter bulletin board under the symbol “EHHA.OB.” Our warrants are traded on the over-the-counter bulletin board under the symbol “EHHAW.OB.” Our units continue to trade on the over-the-counter bulletin board under the symbol “EHHAU.OB.”

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

On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, including deferred amounts of $225,000. Approximately $7,167,000 of the net proceeds from the exercise of the over-allotment option were placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

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

During the second quarter ended June 30, 2006, there were payments to directors and officers of $125,000 representing reimbursement of road show expenses.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO HEALTHCARE ACQUISITION CORP.
Registrant

Date: August 21, 2006	By: /S/ GENE E. BURLESON
Gene E. Burleson
Chief Executive Officer

Date: August 21, 2006	By: /S/ KEVIN PENDERGEST
Kevin Pendergest
Chief Financial Officer