Form 10-Q/A
period 2006-03-31
Echo Healthcare Acquisition Corp.
filed 2006-08-23
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X	No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2006.

Common Stock, $.0001 par value	8,750,000
(Class)	(Number of shares)

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-Q, which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on May 11, 2006. We are filing this form 10-Q/A to restate our financial statements for the quarter ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in an option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2006 giving effect to the restated information, see ‘‘Restatement of Financial Statements’’ in Item 2. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Notes C and J to our Financial Statements.

The Company also reclassified its Investments held in Trust Fund from current assets to non-current assets, since the trust fund is intended to acquire a business. The reclassification of the Investments held in Trust Fund had no impact to the statements of operations and cash flows.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 11, 2006 (the original filing date of the March 31, 2006 Form 10-Q), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

Part I - Financial Information

Item 1. Condensed Financial Statements

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
	(As Restated)
ASSETS

Current Assets:
Cash	$42,420	$14,807
Prepaid expenses	83,604	-
Total current assets	126,024	14,807
Investments held in Trust Fund	55,008,699	-
Deferred offering costs - Non-current	-	601,413
Total assets	$55,134,723	$616,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$10,988	$136,052
Derivative liabilities	5,982,711
Notes Payable to Founding Stockholders	-	150,000
Line of Credit from Founding Stockholders	25,000	-
Accrued offering costs	186,604	443,288
Deferred underwriting and other offering costs	2,018,233	-
Total current liabilities	8,223,536	729,340

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $7.65 per share	10,996,239	-

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 and 1,562,500 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	156
Additional paid-in capital	36,213,536	24,844
Deficit accumulated during the development stage	(299,463)	(138,120)
Total stockholders’ equity (capital deficit)	35,914,948	(113,120)
Total liabilities and stockholders’ equity	$55,134,723	$616,220

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Statements of Operations
(Unaudited)
As Restated

	January 1, 2006 through March 31, 2006	June 10, 2005 (Date of Inception) through March 31, 2006

Revenue	$0	$0
Operating expenses	(26,471)	(163,591)
Organization costs	0	(1,000)
Operating loss	(26,471)	(164,591)
Loss on derivative liabilities	(184,237)	(184,237)
Interest income	61,699	61,699
Net loss	$(149,009)	$(287,129)
Weighted average number of shares outstanding—basic and diluted	2,222,222
Net loss per share—basic and diluted	(0.07)

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Capital Deficit)
Balance - June 10, 2005 (date of inception)	-0-	-0-	-0-	-0-	-0-

Contributions from Founding Stockholders	1,562,500	$156	$24,844		$25,000

Net loss for the period ended December 31, 2005				$(138,120)	(138,120)

Balance - December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion, excludes Derivative Liabilities)	7,187,500	719	52,420,971		52,421,690

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Reclassification of proceeds allocated to warrants - derivatives liability			(5,798,474)		(5,798,474)

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund relating to common stock subject to redemption, net of tax				(12,334)	(12,334)

Net loss for the period				(149,009)	(149,009)

Balance -
March 31, 2006 (unaudited) (as restated)	8,750,000	$875	$36,213,536	$(299,463)	$35,914,948

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)

Condensed Statements of Cash Flows
(Unaudited)
(As Restated)

	January 1, 2006 through March 31, 2006	June 10, 200 (Date of Inception) through March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(149,009)	$(287,129)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on derivative liabilities	184,237	184,237
Changes in:
Prepaid expenses	(83,604)	(83,604)
Accrued expenses	(125,064)	10,988
Net cash used by operating activities	(173,440)	(175,508)

Cash flows from investing activities:
Increase in Investments held in Trust Fund	(55,008,699)	(55,008,699)
Net cash used in investing activities	(55,008,699)	(55,008,699)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders	50,000	200,000
Proceeds from Line of Credit from Founding Stockholders	25,000	25,000
Payments on notes payable to Founding Stockholders	(200,000)	(200,000)
Proceeds from sale of common stock to Founding Stockholders		25,000
Gross proceeds from public offering	57,500,000	57,500,000
Proceeds from issuance of underwriter’s purchase option	100	100
Proceeds from sale of warrants to Founding Stockholders	550,000	550,000
Costs of offering	(2,715,348)	(2,873,473)
Net cash provided by financing activities	55,209,752	55,226,627
Net increase in cash	27,613	42,420
Cash—beginning of period	14,807	0
Cash—end of period	$42,420	$42,420

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	$(256,684)	$186,604
Accrual of deferred underwriting and other offering costs	$2,018,233	$2,018,233
Warrant obligation in connection with sale of units in offering	$5,982,711	$5,982,711

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of Echo Healthcare Acquisition Corp. (the “Company”) at March 31, 2006 and for the periods ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flow for the periods ended March 31, 2006. Operating results for the interim period presented are not necessarily indicative of the results expected for a full year. These unaudited condensed Financial Statements should be read in conjunction with the Financial Statements and related notes included in the Company’s Registration Statement on Form S-1 filed on March 8, 2006, as amended, and the Company’s current report on Form 8-K filed on March 24, 2006 and 8-K/A filed on August 23, 2006.

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

The registration statement for the Company’s initial public offering of Units (as described in Note D) (“Offering”) was declared effective on March 17, 2006. The Company consummated the Offering on March 22, 2006 and received net cash proceeds of approximately $45,447,000, not inclusive of deferred underwriting and other accrued offering costs (see Notes D and H). On March 27, 2006, the underwriters for the Company’s Offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, not including deferred amounts totaling $225,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $54,947,000, from the net proceeds of the Offering (including the exercise of the over-allotment option) together with the proceeds from the sale of 458,333 warrants at $1.20 per warrant to the initial stockholders for $550,000 is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) together with borrowings under the Company’s Working Capital Line of Credit (see Note E) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The following table presents pro forma per share information attributable to common stockholders subject to possible conversion:

Three months ended March 31, 2006
Net loss	$(149,009)
Interest income attributable to common stock subject to possible conversion	(12,334)
Pro forma net (loss) attributable to common stockholders not subject to possible conversion	$(161,343)
Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion - basic and diluted	2,072,991
Pro forma net (loss) per share, excluding shares subject to possible conversion - basic and diluted	$(0.08)

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.  The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to if a penalty is to be incurred in the absence of the Company's ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, in such circumstances, registration of the common stock underlying the warrants is not deemed to be within the Company 's control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires that the Company record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through its statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions that require this treatment.  In accordance with EITF 00-19, the 7,187,500 Warrants issued as part of the Units issued in the Offering are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown on the Company’s statement of operations as “Gain (loss) on derivative liabilities.” The fair value of the Warrants, which amounted to $5,750,000, was estimated based on the market price of the Units.

Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The underwriter’s purchase option to purchase 312,500 Units is considered an equity instrument, as all criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivatives, the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering and are considered a liability. In addition, the founding stockholders warrants to purchase 458,333 shares of common stock are considered equity instruments, as all criteria to be accounted for as an equity instrument have been fulfilled.

Statement of Financial Accounting Standard (‘‘SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders' equity in its statement of financial position from being treated as derivative instruments. The Company has determined that the option to purchase 312,500 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 312,500 Units and the Warrants to purchase an additional 312,500 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the Warrants to purchase the additional 312,500 shares are indexed to the Company's common stock, the fact that the shares underlying the Warrants are registered and the Company must maintain an effective registration statement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14. The embedded derivatives, which are the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering and are considered a liability. These derivative liabilities will continue to be adjusted to fair value at each reporting date.

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

NOTE J - RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

In August, 2006, the Company concluded that it was necessary to restate its financial statements as of March 31, 2006, the three months ended March 31, 2006, and from June 10, 2005 (date of inception) through March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the Warrants to purchase common stock associated with the units sold at the initial public offering of the Company, and (2) the Warrants to purchase common stock embedded in a option to purchase units consisting of one share and one Warrant to purchase one additional share, issued to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as derivative liabilities on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The statement of cash flows was restated to reflect the non-cash disclosures related to the warrant derivative liability and the change in the fair value of the derivatives liability.

The Company also reclassified its Investments held in Trust Fund from current assets to non-current assets, since the trust fund is intended to acquire a business. The reclassification of the Investments held in Trust Fund had no impact to the statements of operations and cash flows.

The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and for the three months ended March 31, 2006 are summarized below:

	For the Period June 10, 2005 (Date of Inception) to March 31, 2006
	As Previously Reported	Adjustment	As Restated
Revenue	$0		$0
Operating expenses	(163,591)		(163,591)
Organization costs	(1,000)		(1,000)
Operating loss	(164,591)		(164,591)
Loss on derivative liabilities		$(184,237)	(184,237)
Interest income	61,699		61,699
Net loss	(102,892)	(184,237)	$(287,129)

Pro forma adjustment:
Interest income attributable to common stock subject to possible conversion	$(12,334)		$(12,334)
Pro forma net loss attributable to common stockholders not subject to possible conversion	$(115,226)	$(184,237)	$(299,463)

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Revenue	$0		$0
Operating expenses	(26,471)		(26,471)
Organization costs	0		0
Operating loss	(26,471)		(26,471)
Loss on derivative liabilities		$(184,237)	(184,237)
Interest income	61,699		61,699
Net income/(loss)	$35,228	(184,237)	$(149,009)

Weighted average number of shares outstanding—basic	2,222,222		2,222,222
Net income/(loss) per share—basic	$0.02	(0.09)	$(0.07)

Weighted average number of shares outstanding—diluted	2,336,120		2,222,222
Net income (loss) per share—diluted	$0.02		$(0.07)

Pro Forma Adjustment:

Interest income attributable to common stock subject to possible conversion	(12,334)		(12,334)
Pro forma net income (loss) attributable to common stockholders not subject to possible conversion	$22,894		$(161,343)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	2,072,991		2,072,991
Pro forma net income (loss) per share, excluding shares subject to possible conversion - basic	$0.01		$(0.08)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - diluted	2,165,575		2,072,991
Pro forma net income (loss) per share, excluding shares subject to possible conversion - diluted	$0.01		$(0.08)

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

Condensed Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s condensed balance sheet as of March 31, 2006:

	March 31, 2006			March 31, 2006
	As Previously Reported	Adjustment		As Restated
Current Assets:
Cash	$42,420			$42,420
Investments held in Trust Fund	55,008,699		$(55,008,699)	-
Prepaid expenses	83,604			83,604
Total current assets	55,134,723			126,024
Investments held in Trust Fund			55,008,699	55,008,699
Deferred offering costs - Non-current	-			-
Total assets	$55,134,723			$55,134,723

Current liabilities:
Accrued expenses	$10,988			$10,988
Derivative liabilities			$5,982,711	5,982,711
Notes Payable to Founding Stockholders	-			-
Line of Credit from Founding Stockholders	25,000			25,000
Accrued offering costs	186,604			186,604
Deferred underwriting and other offering costs	2,018,233			2,018,233
Total current liabilities	2,240,825		$5,982,711	8,223,536

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $7.65 per share	10,996,239			10,996,239

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 and 1,562,500 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875			875
Additional paid-in capital	42,012,010		(5,798,474)	36,213,536
Deficit accumulated during the development stage	(115,226)		(184,237)	(299,463)
Total stockholders’ equity	41,897,659		(5,982,711)	35,914,948
Total liabilities and stockholders’ equity	$55,134,723	$		$$55,134,723

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

Restatement of Financial Statements

We have restated our annual financial statements for the interim period ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the Warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) warrants to purchase common stock embedded in an option to purchase units consisting of one share and one warrant to purchase one additional share, issued to Broadband Capital in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and the three months ended March 31, 2006 are summarized below. See Notes C and J to our condensed Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our net income (loss).

	For the Period June 10, 2005 (Date of Inception) to March 31, 2006
	As Previously Reported	Adjustment	As Restated
Revenue	$0		$0
Operating expenses	(163,591)		(163,591)
Organization costs	(1,000)		(1,000)
Operating loss	(164,591)		(164,591)
Loss on derivative liabilities		$(184,237)	(184,237)
Interest income	61,699		61,699
Net loss	(102,892)	(184,237)	$(287,129)

Pro forma adjustment:
Interest income attributable to common stock subject to possible conversion	$(12,334)		$(12,334)
Pro forma net loss attributable to common stockholders not subject to possible conversion	$(115,226)	$(184,237)	$(299,463)

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Revenue	$0		$0
Operating expenses	(26,471)		(26,471)
Organization costs	0		0
Operating loss	(26,471)		(26,471)
Loss on derivative liabilities		$(184,237)	(184,237)
Interest income	61,699		61,699
Net income/(loss)	$35,228	(184,237)	$(149,009)

Weighted average number of shares outstanding—basic	2,222,222		2,222,222
Net income/(loss) per share—basic	$0.02	(0.09)	$(0.07)

Weighted average number of shares outstanding—diluted	2,336,120		2,222,222
Net income (loss) per share—diluted	$0.02		$(0.07)

Pro Forma Adjustment:

Interest income attributable to common stock subject to possible conversion	(12,334)		(12,334)
Pro forma net income (loss) attributable to common stockholders not subject to possible conversion	$22,894		$(161,343)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	2,072,991		2,072,991
Pro forma net income (loss) per share, excluding shares subject to possible conversion - basic	$0.01		$(0.08)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - diluted	2,165,575		2,072,991
Pro forma net income (loss) per share, excluding shares subject to possible conversion - diluted	$0.01		$(0.08)

Condensed Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s condensed balance sheet as of March 31, 2006:

	March 31, 2006			March 31, 2006
	As Previously Reported	Adjustment		As Restated
Current Assets:
Cash	$42,420			$42,420
Investments held in Trust Fund	55,008,699		$(55,008,699)	-
Prepaid expenses	83,604			83,604
Total current assets	55,134,723			126,024
Investments held in Trust Fund			55,008,699	55,008,699
Deferred offering costs - Non-current	-			-
Total assets	$55,134,723			$55,134,723

Current liabilities:
Accrued expenses	$10,988			$10,988
Derivative liabilities			$5,982,711	5,982,711
Notes Payable to Founding Stockholders	-			-
Line of Credit from Founding Stockholders	25,000			25,000
Accrued offering costs	186,604			186,604
Deferred underwriting and other offering costs	2,018,233			2,018,233
Total current liabilities	2,240,825		$5,982,711	8,223,536

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $7.65 per share	10,996,239			10,996,239

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 and 1,562,500 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875			875
Additional paid-in capital	42,012,010		(5,798,474)	36,213,536
Deficit accumulated during the development stage	(115,226)		(184,237)	(299,463)
Total stockholders’ equity	41,897,659		(5,982,711)	35,914,948
Total liabilities and stockholders’ equity	$55,134,723	$		$$55,134,723

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

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

At March 31, 2006, we had total assets of $55.1 million, stockholders’ equity of $35.9 million (not including $11.0 million that may be converted to cash by shareholders voting against a business combination) and a Line of Credit obligation of $25,000.

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

Risk Factors that May Affect Future Results

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission, including our registration statement on Form S-1/A as filed on March 8, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*******
3.2	By-laws.*
4.1	Specimen Unit Certificate*.
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agent Agreement between Corporate Stock Transfer, Inc. and the Registrant.**
10.1	Form of Restated Investment Management Trust Agreement between Corporate Stock Transfer, Inc. and the Registrant.**
10.2	Form of Stock Escrow Agreement between the Registrant, Corporate Stock Transfer, Inc. and the Existing Stockholders.**
10.3	Form of Registration Rights Agreement among the Registrant and the Existing Stockholders.**
10.4	Form of Subordinated Revolving Line of Credit Agreement.**
10.5	Form of Restated Warrant Purchase Agreement.**
10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Eugene A. Bauer.***
10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Gary A. Brukardt. ***
10.8	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Gene E. Burleson. ***
10.9	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Alastair Clemow. ***
10.10	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Joel Kanter. ***
10.11	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Richard Martin. ***
10.12	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Kevin Pendergest. ***
10.13	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Windy City, Inc. ***

Exhibit No.	Description
10.14	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Chicago Investments, Inc. ***
10.15	Office Services Agreement between the Registrant and Windy City, Inc.****
10.16	Promissory Note, dated June 23, 2005, issued to Gene E. Burleson in the amount of $25,000.*
10.17	Promissory Note, dated July 8, 2005, issued to Windy City, Inc. in the amount of $25,000.*
10.18	Promissory Note, dated July 11, 2005, issued to Kevin Pendergest in the amount of $22,500.*
10.19	Promissory Note, dated July 15, 2005, issued to Richard Martin in the amount of $25,000.****
10.20	Promissory Note, dated July 22, 2005, issued to Alastair Clemow in the amount of $15,000.**
10.21	Promissory Note, dated July 28, 2005, issued to Gary A. Brukardt in the amount of $10,000.****
10.22	Promissory Note, dated September 26, 2005, issued to Windy City, Inc. in the amount of $13,750.*****
10.23	Promissory Note, dated September 26, 2005, issued to Gene E. Burleson in the amount of $13,750. *****
10.24	Promissory Note, dated January 4, 2006, issued to Chicago Investments, Inc. in the amount of $25,000.**
10.25	Promissory Note, dated January 17, 2006 issued to Gene E. Burleson in the amount of $25,000. **
10.26	Form of Unit Option Purchase Agreement by and among the Registrant, Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC . **
10.27	Form of Founding Director Warrant Purchase Agreement among the Registrant and Certain Directors of the Registrant. ******
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.╫
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.╫
32.1	Section 1350 Certification of the Chief Executive Officer.╫
32.2	Section 1350 Certification of the Chief Financial Officer.╫

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

*** Previously filed in connection with Amendment No. 11 to our registration statement on Form S-1/A (File No. 333-126650) filed on March 8, 2006.

**** Previously filed in connection with Amendment No. 1 to our registration statement on Form S-1/A (File No. 333-126650) filed on August 25, 2005.

***** Previously filed in connection with Amendment No. 4 to our registration statement on Form S-1/A (File No. 333-126650) filed on October 5, 2005.

****** Previously filed in connection with Amendment No. 10 to our registration statement on Form S-1/A (File No. 333-126650) filed on March 3, 2006.

******* Previously filed in connection with our Form 10-Q for the quarter ended March 31, 2006, (File No. 0-51596) filed on May 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO HEALTHCARE ACQUISITION CORP.
Registrant

Date: August 23, 2006	By: /S/ GENE E. BURLESON
Gene E. Burleson
Chief Executive Officer

Date: August 23, 2006	By: /S/ KEVIN PENDERGEST
Kevin Pendergest
Chief Financial Officer