Form 10-Q
period 2006-09-30
Echo Healthcare Acquisition Corp.
filed 2006-11-14
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(703) 448-7688
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2006.

Common Stock, $.0001 par value	8,750,000
(Class)	(Number of shares)

Part I – Financial Information

Item 1. Condensed Financial Statements

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS

Current Assets:
Cash	$13,387	$14,807
Prepaid expenses	55,270	—
Total current assets	68,657	14,807
Investments held in Trust Fund	56,352,357	—
Deferred offering costs	—	601,413
Deferred acquisition costs	244,728
Total assets	$56,665,742	$616,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$777,266	$136,052
Derivative liabilities	5,226,204
Notes Payable to Founding Stockholders	—	150,000
Line of Credit from Founding Stockholders	153,600	—
Accrued offering costs	152,713	443,288
Deferred underwriting and other offering costs	2,018,233	—
Total current liabilities	8,328,016	729,340

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $7.77 per share, including accretion of allocated income of $185,414 (net of $95,516 income taxes)	11,169,319	—

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 and 1,562,500 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	156
Additional paid-in capital	36,195,054	24,844
Retained Earnings (Deficit) accumulated during the development stage	972,478	(138,120)
Total stockholders’ equity (capital deficit)	37,168,407	(113,120)
Total liabilities and stockholders’ equity	$56,665,742	$616,220

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	Nine Months ended September 30, 2006	Three Months ended September 30, 2006	Three Months ended September 30, 2005	June 10, 2005 (Date of Inception) through September 30, 2005	June 10, 2005 (Date of Inception) through September 30, 2006

Revenue	$0	$0	$0	$0	$0
Operating expenses	(379,220)	(225,145)	(1,552)		(516,340)
Organization costs	0	0	(1,000)	(1,000)	(1,000)
Operating loss	(379,220)	(225,145)	(2,552)	(1,000)	(517,340)
Gain on derivative liabilities	572,270	356,645			572,270
Interest income	1,405,357	701,550			1,405,357
Income/(loss) before provision for income taxes	1,598,407	833,050	(2,552)	(1,000)	1,460,287
Provision for income taxes	(302,395)	(162,447)	0	0	(302,395)
Net Income/(loss)	1,296,012	670,603	(2,552)	(1,000)	1,157,892

Weighted average number of shares outstanding—basic	6,074,290	7,968,750	1,562,500	1,562,500

Net income per share—basic	$0.21	$0.08	$0.00	$0.00

Net Income	$1,296,012	$670,604
Gain on derivative liabilities attributed to warrants	(572,270)	(356,645)
Adjusted net income –diluted earnings	$723,742	$313,959
Weighted average shares outstanding	6,074,290	7,968,750
Shares from assumed conversion of warrants	924,663	1,383,569
Weighted average number of shares outstanding – diluted	6,998,953	9,352,319
Net income per share – diluted	$0.10	$0.03

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Capital Deficit)
Balance – June 10, 2005 (date of inception)	-0-	-0-	-0-	-0-	-0-

Contributions from Founding Stockholders	1,562,500	$156	$24,844		$25,000

Net loss for the period ended December 31, 2005				$(138,120)	(138,120)

Balance – December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion, excludes Derivative Liabilities)	7,187,500	719	52,402,489		52,403,208

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Reclassification of proceeds allocated to warrants - derivatives liability			(5,798,474)		(5,798,474)

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(185,414)	(185,414)

Net Income for the period				1,296,012	1,296,012

Balance – September 30, 2006 (unaudited)	8,750,000	$875	$36,195,054	$972,478	$37,168,407

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	January 1, 2006 through September 30, 2006	June 10, 2005 (Date of Inception) through September 30, 2006
Cash flows from operating activities:

Net income (loss)	$1,296,012	$1,157,892
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on derivative liabilities	(572,270)	(572,270)
Changes in:
Prepaid Expenses	(55,270)	(55,270)
Accrued expenses	396,486	532,538
Net cash used by operating activities	1,064,958	1,062,890

Cash flows from investing activities:
Increase in Investments held in Trust Fund	(56,352,357)	(56,352,357)
Net cash used in investing activities	(56,352,357)	(56,352,357)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders	50,000	200,000
Proceeds from Line of Credit from Founding Stockholders	153,600	153,600
Payments on notes payable to Founding Stockholders	(200,000)	(200,000)
Proceeds from sale of common stock to Founding Stockholders		25,000
Gross proceeds from public offering	57,500,000	57,500,000
Proceeds from issuance of underwriter’s purchase option	100	100
Proceeds from sale of warrants to Founding Stockholders	550,000	550,000
Costs of offering	(2,767,721)	(2,925,846)
Net cash provided by financing activities	55,285,979	55,302,854

Net increase (decrease) in cash	(1,420)	13,387
Cash—beginning of period	14,807	0
Cash—end of period	$13,387	$13,387

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	$(290,575)	$152,713
Accrual of deferred underwriting and other offering costs	$2,018,233	$2,018,233
Warrant obligation in connection with sale of units in offering	$5,226,204	$5,226,204
Accrual of deferred acquisition costs	$244,728	$244,728

See Notes to Condensed Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The financial statements of Echo Healthcare Acquisition Corp. (the “Company”) at September 30, 2006 and for the periods ended September 30, 2006 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flow for the periods ended September 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results expected for a full year. These unaudited condensed Financial Statements should be read in conjunction with the Financial Statements and related notes included in the Company’s Registration Statement on Form S-1 filed on March 8, 2006, as amended and in the Company’s current report on Form 8-K filed on March 24, 2006 and Form 8-K/A filed on August 22, 2006.

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

NOTE B – ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, or other similar acquisition one or more domestic or international operating businesses in the healthcare industry (“Acquisition”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end. On September 5, 2006, the Company incorporated a wholly-owned subsidiary, PetDRx Acquisition Corp. (“PetDRx Acquisition Corp.”) for the sole purpose of acquiring XLNT Veterinary Care, Inc., as described in Note H below. As of September 30, 2006, there were no assets and liabilities and no activity for PetDRx Acquisition Corp.

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

With respect to an Acquisition that is approved and consummated, any Public Stockholder who voted against such Acquisition may demand that the Company convert its shares into a pro rata share of the Trust Fund. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds from the Offering and the interest earned thereon (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet. The Company is permitted to seek disbursements of amounts held in the Trust for related tax obligations.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

[4] Accrued offering costs:

Accrued offering costs consist of legal, accounting and miscellaneous fees incurred through September 30, 2006 and December 31, 2005 that were related to the Offering and were charged to stockholders’ equity upon completion of the Offering.

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

In late March 2006, the net proceeds from the initial public offering were invested in a taxable U.S. government portfolio. Since the interest generated from the portfolio is fully taxable at the federal level, the Company determined no valuation allowance was necessary as of September 30, 2006.

[6] Deferred underwriting and other offering costs:

Deferred underwriting and other offering costs consist of deferred underwriting fees (see Note D), legal and printing fees (see Note I) incurred through September 30, 2006 that were related to the Offering and were charged to stockholders’ equity upon completion of the Offering.

[7] Income/(Loss) per common share:

Income/(Loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants and options, aggregating 6,998,954 shares and 7,968,750, have been included in the period from March 22, 2006 through September 30, 2006 and July 1, 2006 through September 30,2006 respectively. These potential shares have not been included in the other reporting periods because the effects would be antidilutive. Potential common shares in connection with the underwriters’ purchase option (see Note D) aggregating 625,000 have not been included because the effect would be antidilutive. Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations (see Note D).

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Nine months ended September 30, 2006	Three months ended September 30, 2006
Net income	$1,296,012	$670,603

Interest income attributable to common stock subject to possible conversion	$(185,414)	$(92,558)

Pro forma net income attributable to common stockholders not subject to possible conversion	$1,110,598	$578,045

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – basic	4,314,798	6,531,969

Pro forma net income per share, excluding shares subject to possible conversion – basic	$0.25	$0.08

Net income	$1,296,012	$670,603

Interest income attributable to common stock subject to possible conversion	(185,414)	(92,558)

Gain on derivative liabilities attributed to warrants	(572,270)	(356,645)

Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$538,328	$221,400

Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion – basic	4,314,798	6,531,969

Shares from assumed conversion on warrants	924,663	1,383,569

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – diluted	5,239,461	7,915,538

Pro forma net income per share, excluding shares subject to possible conversion - diluted	$0.10	$0.02

[8] New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 7,187,500 Warrants issued as part of the Units issued in the Offering are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown on the Company’s statement of operations as “Gain (loss) on derivative liabilities.” The fair value of the Warrants, which amounted to $5,750,000 at the issue date was estimated based on the market price of the Units. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates. The underwriter’s purchase option to purchase 312,500 Units is considered an equity instrument, as all criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivatives, the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering and are considered a liability. In addition, the founding director warrants to purchase 458,333 shares of common stock are considered equity instruments, as all criteria to be accounted for as an equity instrument have been fulfilled.

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. The Company has determined that the option to purchase 312,500 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 312,500 Units and the Warrants to purchase an additional 312,500 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the Warrants to purchase the additional 312,500 shares are indexed to the Company’s common stock, the fact that the shares underlying the Warrants are registered and the Company must maintain an effective registration statement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14. The embedded derivatives, which are the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering and are considered a liability. These derivative liabilities will continue to be adjusted to fair value at each reporting date.

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

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 0.27, this volatility-rate will likely change in the future. The Company uses the closing market price of the Company’s common stock at the end of a quarter when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

NOTE D – INITIAL PUBLIC OFFERING

On March 22, 2006, the Company sold 6,250,000 units (“Units”) in the Offering. On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased an additional 937,500 Units. Each Unit consists of one share of the Company’s common stock and one warrant (“Warrants”). Accordingly, 7,187,500 Warrants are outstanding at September 30, 2006. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 17, 2007 or (b) the completion of an Acquisition. The warrants will expire March 17, 2010. The Warrants will be redeemable, at the Company’s option at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

The Company sold to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, the underwriters, an option, for $100, to purchase up to a total of 312,500 units at $10.00 per Unit. The sale of the option has been accounted for as a cost attributable to the offering. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for recording of the $100 proceeds from the sale. The option has been valued at the date of issuance at $484,742, based upon a Black-Scholes model, using an expected life of four years, volatility of 27% and a risk-free interest rate of 4.35%. The volatility calculation of 27% is based on the four-year volatility of a subgroup of the Russell 2000 Healthcare Index, which consisted of the twenty-five smallest constituent companies measured by overall market capitalization. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its units, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to this subgroup of the four-year volatility of the Russell 2000 Healthcare Index because its management believes that the volatility of these constituent companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s units. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless.

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

•
781,250 shares upon the completion of an Acquisition and the last sale price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after the Company completes its initial Acquisition.

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

NOTE E – NOTES PAYABLE TO AND LINE OF CREDIT FROM FOUNDING STOCKHOLDERS

The Company had issued notes totaling $200,000 to certain of its Founding Stockholders. The notes were satisfied on March 22, 2006.

Certain of the Company’s Founding Stockholders have entered into a limited recourse revolving line of credit agreement, (the “Working Capital Line of Credit”), pursuant to which the Company may have up to $750,000 of borrowings outstanding at any time. Amounts outstanding under the Working Capital Line of Credit will bear interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. No interest shall be payable until the principal of the loan becomes payable. The loans under the Working Capital Line of Credit shall be payable only upon the consummation of the initial Acquisition or upon certain events of default. If the Company does not consummate the initial Acquisition within two years following the completion of the offering, the loans under the limited recourse revolving line of credit agreement shall terminate and the payees shall have no right to repayment thereunder. At September 30, 2006, $153,600 had been advanced under this Working Capital Line of Credit. The Company has incurred interest of $2,803 through September 30, 2006, which is included in accrued expenses.

NOTE F – RELATED PARTY TRANSACTION

The Company has agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which shall be deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition. If there is no Acquisition, the deferred fees will not be paid. During the nine months ended September 30, 2006, $46,935 had been recorded as expense. At September 30, 2006, the Company had a liability of $34,419, which is included in accrued expenses.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE G –OFFICERS AND DIRECTORS

The Company’s officers and directors have agreed with Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, that during the first 40 trading day period beginning the later of the date the separate trading of the common stock and the warrants has commenced or 60 days after the end of the “restricted period”, they or certain of their affiliates or designees collectively will purchase up to $300,000 of Warrants in the public marketplace at prices not to exceed $1.20 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of an Acquisition. The Company’s officers and directors, in accordance with their agreement with Morgan Joseph & Co. Inc., have purchased the warrants during the aforementioned 40 trading day period during the months of June and July 2006 and collectively hold 339,000 warrants as a result of such purchases.

NOTE H – PROPOSED ACQUISITION

On September 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Pet DRx Acquisition Company (“Merger Sub”), a newly formed, wholly-owned subsidiary of the Company, and XLNT Veterinary Care, Inc. (“XLNT”), pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. Because the Company will have no other operating business following the Merger, XLNT will effectively become a public company at the conclusion of the Merger. XLNT is headquartered in San Jose, California and operates as of September 30, 2006, 11 veterinary care clinics and hospitals in the State of California.

Pursuant to the Merger Agreement, (i) each share of XLNT’s common stock, par value $.0001 per share (“XLNT Common Stock”) issued and outstanding immediately prior to the effective time (“Effective Time”) of the Merger (including XLNT Common Stock issued upon conversion of XLNT Series A preferred stock, par value $.0001 per share (“XLNT Preferred Stock”), as contemplated by clause (ii) below) shall be converted into and represent the right to receive such number of shares of the Company’s common stock as is determined by multiplying such share by the Exchange Ratio (as defined below) (the “Merger Consideration”) and (ii) each share of XLNT Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into shares of XLNT Common Stock pursuant to and in accordance with the terms of the XLNT Preferred Stock and shall thereafter represent the right to receive the Merger Consideration. Each share of capital stock of XLNT held in treasury of XLNT or held by the Company or any of its subsidiaries will be cancelled and retired, and no payment will be made with respect thereto.

The aggregate Merger Consideration payable by the Company in connection with the Merger (the “Aggregate Merger Consideration”) shall be the number of shares of the Company’s common stock equal to the quotient obtained by dividing (A) the product of (i) the lesser of (x) the consolidated gross revenues for XLNT for the year ending December 31, 2006, including those attributable to hospitals or clinics that are subject to definitive acquisition agreements on or before December 31, 2006 and are subsequently acquired by XLNT on or before March 31, 2007 (the “Acquisition Candidates”) and (y) $60.0 million but in no event less than $48.0 million, multiplied by 2.00 plus $1.0 million by (B) the product of (a) the amount of cash in the Company’s trust fund at the closing of the merger (without deduction for amounts paid in connection with obtaining a fairness opinion from a nationally recognized financial advisor and the conversion by public stockholders of the Company voting against the Merger of up to 19.9% of the shares of common stock issued in the Company’s initial public offering into a pro rata share of the funds held in the Company’s trust fund established in connection with the initial public offering) divided by the number of shares of the Company’s common stock issued and outstanding (excluding therefrom any shares of common stock issuable upon exercise or exchange of other Company securities which by their terms are convertible into or exercisable or exchangeable for the Company’s common stock) multiplied by (b) 1.25, provided, however, that in no event will the product determined in accordance with this clause (B) exceed $7.20 (as may be adjusted to reflect stock splits, stock dividends, new issuances and similar transactions). The Exchange Ratio shall be equal to the quotient of (x) the Aggregate Merger Consideration, divided by (y) the fully diluted number of outstanding shares of XLNT Common Stock (assuming for purposes of the foregoing calculation that all securities convertible into or exercisable or exchangeable for XLNT Common Stock have been so converted, exercised or exchanged unless otherwise adjusted pursuant to the provisions of the Merger Agreement to reflect the consummation of the Merger) immediately prior to the Effective Time. If at the closing of the Merger the indebtedness of XLNT exceeds $16,500,000 (excluding accounts payable incurred in the ordinary course of business and any XLNT convertible notes that are converted into XLNT Common Stock on or prior to the Closing Date), the Aggregate Merger Consideration shall be reduced on a pro rata basis by an amount equal to the excess indebtedness divided by the price per share of the Company’s common stock. To the extent XLNT has third party expenses that will not be paid prior to closing, such expenses will reduce the Aggregate Merger Consideration in an amount equal to the quotient obtained by dividing such expenses by the per share issue price of the Merger Consideration. XLNT has agreed that ten percent of the shares of the Company’s common stock received as Merger Consideration shall be held in an escrow account for purposes of funding XLNT’s indemnification obligations under the Merger Agreement (the “Escrow Fund”).

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)

The vesting of all outstanding options granted or issued under XLNT’s stock option plans (each, an “XLNT Option”) will be accelerated. Each unexercised and outstanding warrant to acquire XLNT Common Stock (each an “XLNT Warrant”) and each XLNT Option shall be automatically converted at the Effective Time into an option or warrant, as appropriate, to purchase that number of shares of the Company’s common stock equal to the number of shares of XLNT Common Stock subject to the XLNT Option or XLNT Warrant, as appropriate, immediately prior to the Effective Time multiplied by the Exchange Ratio, with an exercise price per share equal to the exercise price per share that existed under the corresponding XLNT Option or XLNT Warrant, as appropriate, divided by the Exchange Ratio, and with other terms and conditions that are the same as the terms and conditions of such XLNT Option or XLNT Warrant, as appropriate, immediately before the Effective Time.

Echo has agreed to register the shares of the Company’s common stock representing the Aggregate Merger Consideration on a registration statement on Form S-4.

NOTE I – COMMITMENTS AND OTHER MATTERS

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

NOTE J – DEFERRED ACQUISTION COSTS

 As of September 30, 2006, the Company has accumulated $244,728 in deferred costs related to the proposed acquisition of XLNT. These costs will be capitalized contingent upon the completion of the Merger following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed, these costs will be recorded as expense. Deferred acquisition costs are comprised of legal services provided by Powell Goldstein.

NOTE K – SUBSEQUENT EVENT

As of November 3, 2006, the Company had drawn an additional $28,200 on its Working Capital Line of Credit for a total of $181,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Overview

We were formed on June 10, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses in the healthcare industry. We intend to use cash derived from the net proceeds of our initial public offering, which closed on March 22, 2006, and the exercise by the underwriters of their over-allotment option, which closed on March 27, 2006, together with our limited recourse subordinated revolving line of credit for up to $750,000, or our Line of Credit, and any additional financing arrangements that we undertake, to effect a business combination.

Through September 30, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, and activities related to pursuing potential target businesses; we have not generated any revenues. As of September 30, 2006, we had accrued expenses and accrued offering costs of approximately $777,266 and $152,713 respectively. In addition, we had cash of approximately $13,387 which was principally funded pursuant to a $153,600 draw on our Line of Credit.

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

As of March 27, 2006, after giving effect to the sale of units pursuant to our initial public offering and the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, approximately $54,947,000 was held in trust, and we had approximately $233,000 of our offering proceeds not held in trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through September 30, 2006, the funds held in trust had earned $1,405,357 in interest income.

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

For the nine months ended September 30, 2006, we had net income of approximately $1,296,012, derived primarily from income related to the cash held in our trust account and a gain on a change in our derivative liabilities, compared to a net loss of $2,552 for the period from June 10, 2005 (date of inception) through September 30, 2005. For the period from June 10, 2005 (date of inception) through September 30, 2006, we had net income of approximately $1,157,892, derived primarily from income related to the cash held in our trust account and a gain on a change in our derivative liabilities.

Developments in Finding a Suitable Business Target

On September 11, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Pet DRx Acquisition Company (“Merger Sub”), our newly formed, wholly-owned subsidiary, and XLNT Veterinary Care, Inc. (“XLNT”), pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. Following the Merger, we anticipate changing our name to Pet DRx Corporation. Because we will have no other operating business following the merger, XLNT will effectively become a public company at the conclusion of the merger. XLNT is headquartered in San Jose, California. XLNT as of September 30, 2006 has 11 veterinary hospitals and clinics operating in California.

Pursuant to the Merger Agreement, (i) each share of XLNT’s common stock, par value $.0001 per share (“XLNT Common Stock”) issued and outstanding immediately prior to the effective time (“Effective Time”) of the Merger (including XLNT Common Stock issued upon conversion of XLNT Series A preferred stock, par value $.0001 per share (“XLNT Preferred Stock”), as contemplated by clause (ii) below) shall be converted into and represent the right to receive such number of shares of our common stock as is determined by multiplying such share by the Exchange Ratio (as defined below) (the “Merger Consideration”) and (ii) each share of XLNT Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into shares of XLNT Common Stock pursuant to and in accordance with the terms of the XLNT Preferred Stock and shall thereafter represent the right to receive the Merger Consideration. Each share of capital stock of XLNT held in treasury of XLNT or held by us or any of our subsidiaries will be cancelled and retired, and no payment will be made with respect thereto.

The aggregate Merger Consideration payable by us in connection with the Merger (the “Aggregate Merger Consideration”) shall be the number of shares of our common stock equal to the quotient obtained by dividing (A) the product of (i) the lesser of (x) the consolidated gross revenues for XLNT for the year ending December 31, 2006, including those attributable to hospitals or clinics that are subject to definitive acquisition agreements on or before December 31, 2006 and are subsequently acquired by XLNT on or before March 31, 2007 (the “Acquisition Candidates”) and (y) $60.0 million but in no event less than $48.0 million, multiplied by 2.00 plus $1.0 million by (B) the product of (a) the amount of cash in our trust fund at the closing of the Merger (without deduction for amounts paid in connection with obtaining a fairness opinion from a nationally recognized financial advisor and the conversion by our public stockholders voting against the Merger of up to 19.9% of the shares of common stock issued in our initial public offering into a pro rata share of the funds held in our trust fund established in connection with the initial public offering) divided by the number of shares our common stock issued and outstanding (excluding therefrom any shares of common stock issuable upon exercise or exchange of our other securities which by their terms are convertible into or exercisable or exchangeable for our common stock) multiplied by (b) 1.25, provided, however, that in no event will the product determined in accordance with this clause (B) exceed $7.20 (as may be adjusted to reflect stock splits, stock dividends, new issuances and similar transactions). The Exchange Ratio shall be equal to the quotient of (x) the Aggregate Merger Consideration, divided by (y) the fully diluted number of outstanding shares of XLNT Common Stock (assuming for purposes of the foregoing calculation that all securities convertible into or exercisable or exchangeable for XLNT Common Stock have been so converted, exercised or exchanged unless otherwise adjusted pursuant to the provisions of the Merger Agreement to reflect the consummation of the Merger) immediately prior to the Effective Time. If at the closing of the Merger the indebtedness of XLNT exceeds $16,500,000 (excluding accounts payable incurred in the ordinary course of business and any XLNT convertible notes that are converted into XLNT Common Stock on or prior to the closing date of the Merger), the Aggregate Merger Consideration shall be reduced on a pro rata basis by an amount equal to the excess indebtedness divided by the price per share of our common stock. To the extent XLNT has third party expenses that will not be paid prior to closing, such expenses will reduce the Aggregate Merger Consideration in an amount equal to the quotient obtained by dividing such expenses by the per share issue price of the Merger Consideration. XLNT has agreed that ten percent of the shares of our common stock received as Merger Consideration shall be held in an escrow account for purposes of funding XLNT’s indemnification obligations under the Merger Agreement (the “Escrow Fund”).

We have agreed to register the shares of our common stock representing the Aggregate Merger Consideration on a registration statement on Form S-4.

In connection with the evaluation of the Merger, our Board of Directors appointed a special committee (“Special Committee”) consisting of independent directors Eugene A. Bauer, Gary A. Brukardt, Alastair J. Clemow, and Dr. Richard O. Martin. The Merger Agreement and the transactions contemplated thereby were approved unanimously by our Board of Directors upon the unanimous recommendation of the Special Committee of our Board of Directors.

The vesting of all outstanding options granted or issued under XLNT’s stock option plans (each, an “XLNT Option”) will be accelerated. Each unexercised and outstanding warrant to acquire XLNT Common Stock (each an “XLNT Warrant”) and each XLNT Option shall be automatically converted at the Effective Time into an option or warrant, as appropriate, to purchase that number of shares of our common stock equal to the number of shares of XLNT Common Stock subject to the XLNT Option or XLNT Warrant, as appropriate, immediately prior to the Effective Time multiplied by the Exchange Ratio, with an exercise price per share equal to the exercise price per share that existed under the corresponding XLNT Option or XLNT Warrant, as appropriate, divided by the Exchange Ratio, and with other terms and conditions that are the same as the terms and conditions of such XLNT Option or XLNT Warrant, as appropriate, immediately before the Effective Time.

The Merger is subject to customary closing conditions, including approval of the transaction by our stockholders and the stockholders of XLNT, the expiration or termination of any applicable antitrust waiting periods, receipt of any other regulatory approvals, and other customary closing conditions. In addition to the standard closing conditions, the Merger Agreement contains the following conditions to our obligations, some of which were specifically negotiated by us:

●
XLNT’s representations and warranties must be true and correct, disregarding any materiality qualifiers contained therein, except where such failure to be true and correct, individually or in the aggregate, has not had, and would not reasonably be likely to result in a Material Adverse Effect (as defined in the Merger Agreement).

●	Certain stockholders of XLNT and of us shall have executed a Lock-up Agreement, a Co-Sale Agreement and a Board Voting Agreement, as applicable.

●	Nothing shall have occurred that results in a material adverse effect as defined by the Merger Agreement.

●	Holders of 20% or more of our common stock cannot have exercised conversion rights under our Certificate of Incorporation.

●	Holders of 5% or more of XLNT Common Stock cannot have exercised dissenters’ rights under Delaware law.

●
Immediately prior to the closing of the merger, XLNT shall not have outstanding, on a fully-diluted basis, more than 19,500,000 shares of XLNT Common Stock (the “Cap”); provided, however, XLNT may issue securities (including securities exercisable or exchangeable for, or convertible into, XLNT Common Stock) that would not exceed the Cap determined as of the closing of the merger, provided that (i) any equity security convertible into XLNT Common Stock shall have a conversion price of at least $4.75 and (ii) any debt security convertible into XLNT Common Stock shall have a conversion price of at least $5.50, except for warrants issued as a yield enhancement or mezzanine debt.

●	XLNT must have a positive working capital as of the end of the month immediately preceding the month in which the closing of the merger occurs.

XLNT’s obligations are conditioned upon the accuracy of our representations and warranties and each of our founding stockholders executing a lock-up agreement. The parties presently expect to close the Merger in the second quarter of 2007.

We and XLNT have made customary representations, warranties and covenants in the Merger Agreement, including, among others, XLNT’s covenant not to directly or indirectly, solicit or encourage competing offers or engage in discussions regarding an acquisition proposal, but XLNT may, prior to the adoption of the Merger Agreement by its stockholders, respond to unsolicited written competing offers if its special committee or board of directors determines that a failure to respond would likely be a breach of its fiduciary responsibilities. If an unsolicited acquisition proposal is received that XLNT’s board determines is a better opportunity for XLNT and its stockholders (a “Superior Proposal”), XLNT must provide us with prior written notice of the receipt of the Superior Proposal. Generally speaking, a “Superior Proposal” must be for the acquisition of at least 90% of XLNT’s stock or all or substantially all of its assets and have terms determined to be superior to our offer. Subject to certain limited exceptions to permit XLNT’s board of directors to comply with its fiduciary duties, XLNT agrees not to revoke or alter in any way adverse to us the recommendation of XLNT’s board of directors that its stockholders adopt the Merger Agreement and thereby approve the Merger.

XLNT has also agreed that between the date of the signing of the Merger Agreement and December 31, 2006, XLNT shall continue to present for the approval of its Board of Directors, in a manner consistent with its current practice, new letters of intent or definitive agreements for any hospital or clinic acquisitions or group of hospital or clinic acquisitions. If any such hospital or clinic acquisition, or group of hospital or clinic acquisitions, presented to XLNT’s Board of Directors at a particular time, have a purchase price (aggregated in the case of a group of acquisitions) that exceeds either (i) six times such target’s (or targets’) trailing twelve month earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of the end of the most recent fiscal quarter of such target or (ii) 1.1 times the aggregate of such target’s (or targets’) trailing twelve month revenue as of the end of the most recent fiscal quarter of such target (or targets), any such acquisition or group of acquisitions shall be subject to the approval of an acquisition committee (“Acquisition Committee”) of our Board of Directors consisting of one person that we expect to designate as our post-closing Board of Directors nominee, one member of our Special Committee and an additional person who is a member of our Board of Directors. If the Acquisition Committee does not respond within seven days, it will be deemed to have approved the acquisition.

XLNT’s stockholders will indemnify us and our representatives, assigns, and successors for any breach of any representation or warranty by XLNT, the failure to fulfill a covenant by XLNT, or the settlement of any claim for dissenter rights to the extent such claim exceeds $7.20 per share. We will indemnify XLNT’s stockholders and their representatives, assigns and successors for any breach of any representation or warranty by us or the failure to fulfill a covenant by us. The indemnifications of XLNT’s stockholders are subject to a first-dollar basket and are limited to the Escrow Fund. Our indemnification obligations are also subject to a first-dollar basket and will not exceed an aggregate of an amount equal to ten percent of the Aggregate Merger Consideration.

The Merger Agreement contains certain termination rights for both us, on the one hand, and XLNT, on the other, and provides that, upon the termination of the Merger Agreement under specified circumstances, XLNT will be required to pay a fee of $5 million to us plus documented, reasonable out-of-pocket expenses incurred by us in pursuing the transactions contemplated by the Merger Agreement.

The Merger Agreement may be terminated by either party upon the occurrence of any of the following:

●
if the Merger has not occurred by October 31, 2007 (provided that this termination date shall be reduced by each day XLNT delivers certain required historical audited financial statements in advance of December 15, 2006);

●	if a governmental entity has issued a non-appealable final decree, order or ruling or other final action permanently restraining or otherwise prohibiting the Merger;

●	Our stockholders reject the proposed transaction (provided that such right to terminate shall be predicated on our Board’s continued support of transaction); or

●	Holders of 20% or more of our common stock exercise their conversion rights.

XLNT can terminate the Merger Agreement upon the occurrence of any of the following:

●	we have breached any of our representations, warranties or covenants and any curable breach has not been cured by thirty days after XLNT notifies us of such breach;

●	XLNT decides to accept a “Superior Proposal”;

●	If XLNT’s stockholders fail to approve (provided that such right to terminate shall be predicated on the XLNT Board’s continued support of transaction).

We can terminate the Merger Agreement upon the occurrence of any of the following:

●	XLNT has breached any of its representations, warranties or covenants and any curable breach has not been cured by thirty days after we notify XLNT of such breach;

●	XLNT fails to deliver certain required historical audited financial statements by December 15, 2006; provided such termination must occur by December 31, 2006; and

●
XLNT’s annualized trailing twelve months revenue as of December 31, 2006 (together with any Acquisition Candidates) is less than $48,000,000 or the annualized consolidated hospital EBITDA for XLNT (together with any Acquisition Candidates) based on the trailing twelve month period ending December 31, 2006 is less than $8,150,000, which termination right shall be exercisable within five (5) business days after: (a) XLNT notifies us that XLNT does not reasonably believe that it will meet one of the foregoing targets; or (b) March 31, 2007 if either or both of the targets are not met due to the failure by XLNT to complete the acquisition of certain acquisition candidates.

In connection with the Merger Agreement, certain stockholders of XLNT that beneficially own shares of XLNT Common Stock or XLNT Preferred Stock (the “XLNT Affiliates”) have entered into a Voting Agreement with us and Merger Sub pursuant to which the XLNT Affiliates granted us an irrevocable proxy to vote the shares of XLNT common stock or XLNT preferred stock that they collectively own and any subsequently acquired shares in favor of adoption the Merger Agreement and approval of the Merger. The Voting Agreement, with certain exceptions, also restricts the parties to the agreement from transferring any shares subject to the agreement.

The XLNT Affiliates have also agreed to vote against (i) any action, transaction, proposal, agreement or amendment to XLNT’s charter or bylaws that would be reasonably expected to materially prevent, impede, or adversely affect the Merger or any related transactions, and (ii) any competing proposal to acquire XLNT. The XLNT Affiliates will grant to us an irrevocable proxy with respect to the foregoing matters. The XLNT Affiliates also agree to a “no-shop” provision and to not deposit their shares in a voting trust.

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

●	may significantly reduce the equity interest of our stockholders;

●
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

●	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

●	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

●
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

We believe that we have sufficient funds available under our Line of Credit to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

●	approximately $250,000 of expenses for legal and accounting fees attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	approximately $50,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target business;

●	approximately $50,000 of expenses in legal and accounting fees relating to our reporting obligations to the Securities and Exchange Commission;

●
approximately $352,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

●
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

At September 30, 2006, we had total assets of $56,421,014, stockholders’ equity of $37,059,197 (not including $11,169,319 that may be converted to cash by stockholders voting against a business combination) and a Line of Credit obligation of $153,600.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$153,600	$—	$153,600	$—	$—
Administrative Fees Obligations (2)	135,000	90,000	45,000	—	—
Total	$288,600	$90,000	$198,600	$—	$—

(1) As of September 30, 2006, we had drawn $153,600 on our Line of Credit which will become due at the consummation of a business combination, which could occur in less than one year but may occur as late as March 22, 2008.

(2) The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which is deferred until the consummation of a business combination.

During the third quarter ended September 30, 2006, there were payments to directors and officers of $35,407 representing reimbursement of road show and board meeting expenses.

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

Consistent with the disclosures in our prospectus dated March 17, 2006, we have focused our search on companies that span a broad spectrum of the healthcare industry. Overall, we would gauge the environment for target companies to be competitive, and we believe that private equity firms, other blank check companies and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their stockholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.  Furthermore, it is possible that we could use a portion of the borrowings under our Working Capital Line of Credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of September 30, 2006.

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

PART II – OTHER INFORMATION

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

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

1010.1
Agreement and Plan of Merger by and among Echo Healthcare Acquisition Corp., Pet DRx Acquisition Company, and XLNT Veterinary Care, Inc. dated September 11, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2006).

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

ECHO HEALTHCARE ACQUISITION CORP. Registrant

Date: November 14, 2006	By:	/s/ GENE E. BURLESON
Gene E. Burleson Chief Executive Officer

Date: November 14, 2006	By:	/s/ KEVIN PENDERGEST
Kevin Pendergest Chief Financial Officer