Form 10-K
period 2006-12-31
Echo Healthcare Acquisition Corp.
filed 2007-04-02
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission file number: 000-51596

ECHO HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	56-2517815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 1300
Vienna, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 448-7688

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant	Over-the-counter bulletin board
Common Stocks, $0.0001 par value	Over-the-counter bulletin board
Warrants to Purchase Common Stock	Over-the-counter bulletin board

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 29, 2006 was $55,141,414.

As of March 30, 2007, the registrant had 8,750,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

This annual report on Form 10-K (“Form 10-K”) was prepared and relates to Echo Healthcare Acquisition Corp. (the “Company”) as of December 31, 2006. Since that date there has been a subsequent event on February 16, 2007, in which we entered into an amended and restated Agreement and Plan of Merger (“Amended and Restated Merger Agreement”) with PetDRx Acquisition Company (“Merger Sub”), our wholly-owned Delaware subsidiary, and XLNT Veterinary Care, Inc., a Delaware corporation (“XLNT”), which amended and restated the Merger Agreement originally entered into on September 11, 2006 (“Merger Agreement”), pursuant to which Merger Sub will merge into XLNT, with XLNT continuing as the surviving entity, and XLNT will become our wholly-owned subsidiary. Following completion of the merger, the resulting company’s name will be changed to PetDRx Corporation. Because we will have no other operating business following the merger, XLNT will effectively become a public company at the conclusion of the merger. XLNT is headquartered in San Jose, California. As of March 31, 2007, XLNT operates 26 veterinary hospitals in the state of California. An announcement of the Amended Agreement and filing of the related Form 8-K, including all related exhibits, was made on February 20, 2007. An excerpt of the Form 8-K filing is provided below.

When reading this Form 10-K, please note that all references are to us as we existed prior to the September 11, 2006 Merger Agreement. Whether or not the merger is consummated may have a material impact on us. Disclosures related to such impact will be filed in our proxy filing soliciting stockholder approval of the proposed merger.

Excerpts from February 20, 2007 Form 8-K filing

The Company, Merger Sub and XLNT entered into an amended and restated Merger Agreement (the “Amended and Restated Merger Agreement”) on February 16, 2007, that included the following modifications (capitalized terms used but not defined in this report have the meanings given to them in the Amended and Restated Merger Agreement):

•
The formula for the aggregate merger consideration (“Aggregate Merger Consideration”) payable in the merger will include revenues attributable to hospitals or clinics that are acquired by XLNT on or before March 31, 2007.

•
Aggregate Merger Consideration shall be a number of shares of the Company’s common stock equal to the quotient obtained by dividing (1) the sum of (A) two times the lesser of (x) the consolidated gross revenues of XLNT for the year ended December 31, 2006, including the revenues for the year ended December 31, 2006 attributable to hospitals or clinics that are acquired by XLNT prior to the Closing Date (each an “Acquisition Candidate”), and (y) $60.0 million, but in no event less than $57.5 million (“Baseline Revenues”), and (B) the excess over $60.0 million of XLNT’s Baseline Revenues (“Incremental Revenues”), multiplied by 1.15 (the sum of Baseline Revenues and Incremental Revenues being hereinafter referred to as the “Adjusted Baseline Revenues”), plus (C) in the event the threshold requirements for the Management Performance Bonus Pool are met (as described below), an amount equal to (the “Operational Improvement Amount”) the excess of the consolidated gross revenues of XLNT for the annualized period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the 2007 calendar year) immediately preceding the Closing Date, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, over 105% of the Adjusted Baseline Revenues multiplied by (i) 1.15 in the event XLNT’s 2007 Consolidated EBITDA margin for the period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the calendar year) immediately preceding the Closing Date (the “2007 Year-To-Date EBITDA Margin”) has increased by at least 100 basis points over the greater of (x) XLNT’s 2006 adjusted EBITDA margin for the trailing twelve month period ended December 31, 2006, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, and (y) 16.2% (the “2006 Pro Forma EBITDA Margin”) or (ii) 1.33 in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin plus (D) the Net Cash Amount; by (2) the product of (a) the amount of cash in the Company’s trust fund at the Closing (without deduction for amounts paid in connection with obtaining a fairness opinion from a nationally recognized financial advisor and the conversion by the Company’s public stockholders voting against the Merger of up to 19.9% of the Company’s shares of common stock issued in its initial public offering (the “IPO”) into a pro rata share of the funds held in the Company’s trust fund established in connection with the IPO) divided by the number of shares of the Company’s common stock then issued and outstanding (excluding therefrom any shares of the Company’s common stock issuable upon the exercise or exchange of other Company securities which by their terms are convertible into or exercisable or exchangeable for the Company’s common stock) multiplied by (b) 1.25. However, the product determined in (2) above shall not exceed $7.20 (as adjusted for events set forth in the Amended and Restated Merger Agreement).

•
The exchange ratio pursuant to which shares of XLNT common stock will be exchanged for shares of Echo common stock will be equal to the quotient of (x) the Aggregate Merger Consideration, divided by the sum of (y) (i) the total number of outstanding shares of XLNT common stock (assuming that all shares of XLNT’s convertible preferred stock are converted into common stock prior to the closing) plus (ii) the number of shares of XLNT common stock issuable upon exercise of all vested and unvested options and warrants, determined using the treasury method of accounting.

•
The parties will calculate the final working capital and net cash amount within 30 days following the closing of the Merger. If the final working capital is positive, then the Company shall issue to the exchange agent such number of additional shares of Echo Common Stock as is equal to the quotient determined by dividing the net cash amount (which shall not exceed the amount by which XLNT’s final working capital is positive and shall be reduced dollar-for-dollar by the amount of cash in Echo’s trust fund in excess of $52.0 million (after payment of all transaction expenses, amounts payable to Echo stockholders requesting redemption and deferred IPO expenses)) by the Echo common stock per share issue price. In addition, if the requirements for the Management Performance Bonus Pool are met, Echo shall issue to the exchange agent such number of additional shares of Echo common stock as is equal to the quotient determined by dividing the Operational Improvement Amount by the Echo common stock per share issue price. If any additional amounts are determined to be owing following the delivery of a notice of disagreement in accordance with the Amended and Restated Merger Agreement, then certificates for the additional shares of Echo common stock (or any cash in lieu of fractional shares) shall be deposited with the exchange agent within 30 days of such determination. In each case discussed above, the number of shares of Echo common stock to be delivered to the exchange agent shall be reduced by the number of shares of Echo common stock required by the terms of the Amended and Restated Merger Agreement to be delivered to the escrow agent, for distribution by the exchange agent to XLNT’s stockholders in an amount equal to each such stockholder’s pro rata interest in such amount following the 18 month anniversary of the closing of the subject transaction.

•	XLNT will be permitted to incur up to $15 million in principal amount of indebtedness that carries an interest rate not to exceed thirteen percent (13%).

•	The expiration date of the merger agreement has been extended until March 21, 2008.

•	The companies agreed to delete the covenant in the merger agreement that restricted XLNT to 19,500,000 shares of common stock outstanding.

•
Between the date of signing of the Amended and Restated Merger Agreement and March 31, 2007, XLNT shall not enter into any definitive acquisition agreement with a hospital or clinic it seeks to acquire (each, an “Acquisition Candidate”) unless such definitive acquisition agreement includes a termination right exercisable by the XLNT if XLNT and the Company determine that such Acquisition Candidate will not be able to provide its audited financial statements that will be required by the Company’s Form S-4 (“Significant Acquisition Audits”) on or before May 10, 2007.

•
Between the date of signing of the Amended and Restated Merger Agreement and March 31, 2007, XLNT shall only consummate an acquisition with an Acquisition Candidate if XLNT and Echo determine that such Acquisition Candidate will be able to provide its audited financial statements that constitute Significant Acquisition Audits on or before May 10, 2007.

•
Subsequent to March 31, 2007, XLNT will not enter into any term sheet, letter of intent, definitive acquisition agreement or similar agreements with an Acquisition Candidate or consummate any acquisition with an Acquisition Candidate if the result of taking such action would be to require that any financial information, including, without limitation, any financial statements (whether or not audited), relating to such Acquisition Candidate be included in the proxy statement/prospectus to be filed by Echo or that any of the financial information or then existing disclosure contained or to be contained in the proxy statement/prospectus would be required by applicable requirements of the Securities and Exchange Commission (“SEC”) to be amended in any manner to include information and/or disclosure regarding such Acquisition Candidate.

•
XLNT will provide to Echo XLNT’s historical audits on or before March 31, 2007. XLNT will provide to Echo any other audited financial statements that may be required by the SEC due to any acquisitions of Acquisition Candidates completed subsequent to December 31, 2006 that either individually or in the aggregate meet any significance tests then prescribed by the SEC for determining financial statement disclosure requirements relevant to Echo’s proxy statement/prospectus (“Significant Acquisition Audits”) on or before May 10, 2007. For purposes of the Amended and Restated Merger Agreement, XLNT’s historical audits and the Significant Acquisition Audits are referred to collectively as the “Audited Financial Statements.” In addition, XLNT will provide Echo with XLNT’s unaudited interim financial statements for the quarter ended March 31, 2007 on or before May 10, 2007.

•
On the closing date of the Merger, in the event XLNT shall have complied with certain obligations set forth in the Amended and Restated Merger Agreement relating to the convening of the XLNT stockholder meeting and the delivery by XLNT of the financial statements required for inclusion in the Company’s proxy statement/prospectus, certain members of XLNT’s management team and consultants as designated by the Compensation Committee of XLNT’s board of directors and approved by Echo shall be eligible to participate in a management performance bonus pool (“Management Performance Bonus Pool”) with maximum awards not to exceed $1.0 million in the aggregate. The maximum aggregate awards shall be (i) $500,000 in the event XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 100 basis points over XLNT’s 2006 Pro Forma EBITDA Margin or (ii) $1.0 million in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin.

The foregoing description of the Amended and Restated Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Merger Agreement dated February 16, 2007, attached as Exhibit 10.1 to the Company’s Form 8-K filed February 20, 2007.

Cautionary Statements

The Amended and Restated Merger Agreement has been included to provide investors with information regarding its terms. Except for its status as the contractual document that establishes and governs the legal relations among the parties thereto with respect to the transactions described above, the Amended and Restated Merger Agreement is not intended to be a source of factual, business or operational information about the parties.

The representations, warranties and covenants contained in the Amended and Restated Merger Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed to by the contracting parties, including being qualified by disclosures exchanged between the parties in connection with the execution of the Amended and Restated Merger Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Amended and Restated Merger Agreement instead of establishing these matters as facts and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Amended and Restated Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries.

This report is being made in respect of a proposed merger transaction involving the Company and XLNT. In connection with the transaction, the Company will file with the SEC a registration statement on Form S-4, which shall contain a prospectus and proxy statement and other documents concerning the proposed transaction as soon as practicable. Before making any voting or investment decision, stockholders are urged to read these documents carefully and in their entirety when they become available because they will contain important information about the proposed transaction.

The final prospectus and proxy statement will be mailed to the Company’s stockholders. In addition, the registration statement on Form S-4, final prospectus and proxy statement and other documents will be available free of charge at the SEC’s Web site, www.sec.gov, and the Company’s website, www.echohealthcare.com. Stockholders may also obtain free copies of the documents filed with SEC by the Company by directing a request to: Echo Healthcare Acquisition Corp., 8000 Towers Crescent Drive, Suite 1300, Vienna, Virginia 22182, Attn: Joel Kanter.

The Company and its directors and executive officers, Morgan Joseph & Co. Inc., Roth Capital Partners, LLC and directors, officers and affiliates of XLNT may be deemed to be participants in the solicitation of proxies in respect to the proposed transactions. Information regarding the Company’s directors and executive officers is detailed in its prospectus previously filed with the SEC on March 17, 2006, and will be available, together with information concerning the directors, officers and affiliates of XLNT, in the Form S-4 and final prospectus and proxy statement relating to the proposed transactions, when they become available.

Item 1. Business.

General

We were incorporated in Delaware on June 10, 2005 as a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination one or more domestic or international operating businesses in the healthcare industry. While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target whose fair market value is at least equal to 80% of our net assets at the time of such acquisition.

A registration statement for our initial public offering was declared effective on March 17, 2006. On March 22, 2006, we consummated our initial public offering of 6,250,000 units. On March 27, 2006, we consummated the closing of an additional 937,500 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock, par value $0.0001 per share and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 per share. Our common stock and warrants began trading separately on June 6, 2006.

Concurrently with the closing of our initial public offering, certain of our initial stockholders and directors purchased an aggregate of 458,333 warrants (“Founding Director Warrants”) in a private placement transaction (the “Private Placement”) at an offering price of $1.20 per Founding Director Warrant, generating gross proceeds to us of $550,000, which was deposited in our trust account along with net proceeds from the Offering. The Founding Director Warrants entitle the holders to purchase, when exercised, one share of our common stock, at $6.00 per share. The Founding Director Warrants were sold to accredited investors in a private placement transaction under exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Our gross proceeds from the sale of our units, together with the proceeds of our Private Placement, were approximately $58,050,000. Of this amount, $54,947,000 was deposited in trust. Approximately $233,000 of the remaining proceeds were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.echohealthcare.com.

Effecting a business combination

General

We are not presently engaged in, and if a business combination is not consummated by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination and to pay the additional underwriting discount to the underwriters and other deferred expenses upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences to undertaking a public offering itself. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the stockholder vote required to approve any business combination, all of our initial stockholders have agreed to vote the shares of common stock owned by them prior to our initial public offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our initial stockholders have also agreed that if they acquire shares of common stock in or following our initial public offering, they will vote such acquired shares in favor of a business combination. As a result, any of our initial stockholders that acquire shares during or after our initial public offering may not exercise conversion rights with respect to those shares in the event that the business combination transaction is approved. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our initial stockholders, the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, prior to deduction of any deferred costs and inclusive of any interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account, and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Deferred underwriting and other offering costs consist of deferred underwriting fees, legal and printing fees incurred through December 31, 2006 that were related to the Offering and were charged to stockholders’ equity upon completion of the Offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would have been $7.64 or $0.36 less than the per-unit offering price of $8.00. Because the initial per share conversion price is $7.64 per share (plus any interest net of taxes payable), which is lower than the $8.00 per unit price paid in the offering and, which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. The term “public stockholders” means the holders of common stock sold as part of the units in our initial public offering or in the aftermarket, including any initial stockholders to the extent that they purchase or acquire such shares.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, exercise their conversion rights. We will only structure or consummate a business combination in which all stockholders exercising their conversion rights, up to 19.99%, are entitled to receive their pro rata portion of the trust account (net of taxes payable). Additionally, we will not propose a business combination to our stockholders which includes a provision that such business combination will not be consummated if stockholders owning less than 19.99% vote against such business combination and exercise their conversion rights as described herein.

Liquidation if no business combination

If we do not complete a business combination within 18 months after March 22, 2006, or within 24 months if a letter of intent or definitive agreement has been executed within 18 months after March 22, 2006 and the business combination has not yet been consummated within such 18 month period, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable), plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and taking into account interest earned on the trust account, the current per-share liquidation price as of December 31, 2006 would be $7.84 or $0.16 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could have priority over the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $7.84 due to claims of creditors.

Our Chairman and all of our executive officers have agreed pursuant to agreements with us and Morgan Joseph & Co. that, if we distribute the proceeds held in trust to our public stockholders, they will be personally liable under certain circumstances (for example, if a vendor or a prospective target business does not waive any rights or claims to the trust account) to pay debts and obligations to vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations.

If we are unable to complete the business combination contemplated by the Amended and Restated Merger Agreement with XLNT by March 22, 2008, then upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 24-month period.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination that the stockholder voted against and which is actually completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described above.

Competition

If we succeed in effecting the business combination with XLNT, there will be, in all likelihood, intense competition from competitors in the veterinary healthcare industry. For a more complete description of the risks that will be applicable to us following the business combination with XLNT, see “Item 1A - Risk Factors” below. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

If we do not consummate the business combination with XLNT or the Amended and Restated Merger Agreement is otherwise terminated, and we elect to pursue an alternative target business, there can be no assurance that we will identify viable target businesses, be able to enter into acquisition agreements or otherwise consummate alternative business combinations. We compete against a variety of businesses, investment funds, private equity funds, blank-check companies, and other entities that may have better access to capital and financial resources and there can be no assurance that we will be able to compete against these entities and successfully consummate a business combination if the XLNT merger is not consummated.

Facilities

We maintain our executive offices at 8000 Towers Crescent Drive, Suite 1300, Vienna, Virginia 22182. We have agreed to pay Windy City, Inc., an affiliated party of which Mr. Kanter is the president and a director, $7,500 a month for office space, $5,500 of which shall be deferred until completion of our initial business combination, at which our executive offices are located, and utilities and personnel. These offices consist of approximately 500 square feet of office space. This arrangement is being agreed to by Windy City, Inc. for our benefit and is not intended to provide Mr. Kanter compensation in lieu of salary. We believe, based on rents and fees for similar services in the Vienna, Virginia area, that the fee charged by Windy City, Inc. is at least as favorable as we could have obtained from an unaffiliated third-party. We consider our current office space adequate for our current operations.

Employees

We have three executive officers, each of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The executive officers are also involved with business ventures other than the Company. We have no employees.

Executive Officers of Our Company

As of March 31, 2007, the executive officers of our Company are:

Gene E. Burleson (age 66) is our Chairman of the Board and Chief Executive Officer and has served in this capacity since our Company’s inception. He previously served as Chairman of the Board of Directors of Mariner Post-Acute Network, Inc., an operator of long-term care facilities, from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, during 2003 and as a member of the board of directors from 1995 to 2003. Mr. Burleson currently serves on the Board of Directors of: Deckers Outdoor Corporation (Nasdaq:DECK), an outdoor shoe company; Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations; SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals; and Nesco Industries, Inc. (OTCBB:NESK.OB), a manufacturer of aqueous polymer Hydrogel used for wound care and transdermal drug delivery systems. In addition, Mr. Burleson is involved with several private companies, including BioHorizons Implant Systems, Inc., a provider of dental implants and related products; Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology; Marina Medical, Inc., a provider of medical billing and accounts receivable management services to hospital based physicians; Footcare Associates, Inc., a provider of therapeutic and diabetic footwear; and David Braun Productions, Inc., a producer of children’s television programming. Mr. Burleson served as Chairman of the Board of GranCare (formerly an NYSE listed company) from 1989 to 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare from 1990 to 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services, Inc. in 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. (formerly an NYSE listed company). Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services, Inc. in 1997. From 1986 to 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of AMI, an owner and operator of acute care hospitals. Based in London from 1981 to 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson graduated from East Tennessee State University with a Bachelor of Science in accounting and earned an M.B.A. in 1972.

Joel Kanter (age 50) is our President and Secretary and has served in this capacity since our Company’s inception. He has served as President of Windy City, Inc., a privately-held investment firm, since 1986. From 1995 to 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company (formerly listed on Nasdaq). Walnut Financial’s primary business focus was the provision of different forms of financing to small businesses. Walnut Financial accomplished this objective by providing equity financing to start-up and early stage development companies, bridge financing and factoring services to small and medium-sized companies, and by providing later stage institutional financing to more mature enterprises through an institutional fund it ran for the Teachers Retirement System of Illinois. Over the course of its 13 year history, Walnut Financial provided financing to over 300 companies, including many that became well known ventures including Plax Mouthwash (Oral Research Laboratories), Sonicare Toothbrushes (Optiva Corp.), the first manufacturer of Global Positioning System devices (Magellan Corp.), the largest and only nationwide Preferred Provider Organization (First Health), what became the country’s fifth largest nursing home company (GranCare), and the third largest U.S. institutional pharmacy company (Vitalink Pharmacy Services, Inc.). Walnut Financial was acquired by THCG, Inc. in 1999. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors’ Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients included Amoco Oil, AT&T, Bankers Trust, Chase Manhattan Bank, General Motors and J.C. Penney. Mr. Kanter serves on the Board of Directors of several public companies including I-Flow Corporation (Nasdaq:IFLO), Magna-Lab, Inc. (OTC Bulletin Board:MAGLA.OB) Nesco Industries, Inc. (OTCBB:NESK.OB), a manufacturer of aqueous polymer Hydrogel used for wound care and transdermal drug delivery systems; and Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations. Mr. Kanter served on the board of Encore Medical Corporation (Nasdaq: ENMC) prior to its going-private merger with Blackstone in November 2006. Mr. Kanter also serves on the board of directors of several private companies, including XLNT Veterinary Care, Inc., an operator of veterinary hospitals; Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology; Modigene Inc., a life sciences company that is developing technology to extend the life of proteins; MathMastery, Inc., a company that develops homework help products for the educational market; and Prescient Medical, Inc. an early stage company seeking methods to identify and treat vulnerable plaque in cardiology patients. He is the past President of the Board of Trustees of The Langley School in McLean Virginia and a current Trustee at the Georgetown Day School in Washington, D.C. Mr. Kanter graduated from Tulane University in 1978 with a Bachelor of Science in Psychology and a Bachelor of Arts in Political Science.

Kevin Pendergest (age 53), is our Chief Financial Officer, Treasurer and a director of our Company and has served in this capacity since our Company’s inception. He also serves as the president of Strategic Alliance Network (“SAN”), a company he founded in 1995 and for which he also served as president from 1995 to 2002. SAN is a financial services advisory firm that provides assistance in mergers and acquisitions, financing, restructuring and turnaround management to companies in the healthcare industry. From 2002 until 2005, Mr. Pendergest served as the Executive Vice President and Chief Financial Officer of Sun Healthcare Group, Inc. (Nasdaq:SUNH), one of the nation’s largest providers of long-term care. From 1990 to 1995, Mr. Pendergest served as the Executive Vice President and Chief Financial Officer of GranCare (formerly listed on NYSE), a company that provided long-term care services. Prior to that Mr. Pendergest spent thirteen years working for two national public accounting firms, including serving as partner in charge of healthcare consulting for the western region of a predecessor to Deloitte & Touche. Mr. Pendergest is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Dayton.

Item 1A. Risk Factors.

Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.

We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risks Associated with Our Company

If we are unable to complete the business combination with XLNT, we will not have enough time to negotiate and consummate another business combination and will be required to liquidate.

We must complete our business combination by March 22, 2008. Accordingly, if we are unable to complete the business combination with XLNT, it is unlikely that we will have enough time to negotiate and consummate another business combination. We will therefore be forced to liquidate our assets. If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution could be less than the purchase price per share that purchasers paid for our securities because of the expenses of the initial public offering and our general and administrative expenses. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders could be less than their purchase price per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. There can be no assurance that the per-share liquidation price including interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), will not be less than the purchase price per share that purchasers paid for our securities due to claims of creditors. If we are unable to complete a business combination and are forced to liquidate, our Chairman and executive officers will be personally liable under certain circumstances (for example, if a vendor or a prospective target business does not waive any rights or claims to the trust account) to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that our Chairman and executive officers will be able to satisfy those obligations.

Upon consummation of our business combination with XLNT, there will be a substantial number of shares of our common stock available for resale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of our common stock.

The consideration to be issued in the merger with XLNT will include shares of our common stock and options and to purchase shares of our common stock. Except for a portion of the shares that will be held by certain affiliates of XLNT and are subject to a lock-up period, the shares will be freely saleable immediately after the consummation of the merger. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

All of our officers and directors own stock in our Company, but have waived their right to receive distributions upon our liquidation with respect to their shares purchased prior to our initial public offering. Additionally, some of our officers and directors own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate the business combination with XLNT. The personal and financial interests of our directors and officers may influence their motivation in accepting any changes or waiving any terms with respect to our business combination with XLNT. Consequently, our directors’ and officers’ discretion in agreeing to such changes or waivers may result in a conflict of interest when determining whether such changes or waivers are appropriate and in our stockholders’ best interest.

Changes in the market price of our common stock may increase the our liability and expense related to our derivative instruments.

The accounting for derivative instruments and the assumptions used to value them have materially affected our financial statements and are expected to do so in the future. Factors that would have an effect on the fair value of derivative instruments and related derivative expense or income include, but are not limited to, the price of our common stock and risk free interest rates. For example, if the price of our common stock increases, generally the fair value of the derivative instrument liabilities will increase and this will result in a corresponding increase in the derivative instrument expense recorded in our statement of operations. Alternatively, if the price of our common stock decreases, it generally will cause the fair value of the derivative instrument liabilities to decrease and this will result in a corresponding increase in derivative instrument income to be recorded in our statement of operations. The above changes could be mitigated by the change in the remaining term of the instruments over time and possible principal payments made during the life of the instruments. We currently do not pay dividends and as such, the payment of dividends would not have an impact on the fair value of the derivative instrument liabilities.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We currently have 8,270,833 shares of common stock reserved for issuance upon exercise of issued and outstanding warrants, the option to purchase 312,500 units that we granted to the representatives of the underwriters in the initial public offering (including the warrants underlying the option), and the Founding Director Warrants purchased in the private placement concurrently with our initial public offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business because such securities, when exercised, will increase the number of issued and outstanding shares of our common stock, reduce the ownership the stockholders would have had excluding the shares issued from the exercise of warrants and options, and may reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of the sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, stockholders may experience dilution to their holdings.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the trust fund and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of the initial public offering, our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination. See “Item 1 - Business - Liquidation if no business combination.”

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that had not been identified as of the date of the initial public offering, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 received from the successful consummation of the initial public offering and filed a Current Report on Form 8-K with the SEC upon consummation of the initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419 of the Securities Act of 1933. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units were immediately tradable upon the initial public offering and we have a longer period of time to complete a business combination in certain circumstances.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering are sufficient to allow us to consummate a business combination, we cannot currently ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering prove to be insufficient, because of the size of the business combination, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds available under our limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be adversely affected.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, and it is not a condition to our doing business with anyone. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the original conversion price of $7.64 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our Chairman and executive officers will be personally liable under certain circumstances (for example, if a vendor or a prospective target business does not waive any rights or claims to the trust account) to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that our Chairman and executive officers will be able to satisfy those obligations.

We intend to issue shares of our capital stock to complete a business combination with XLNT, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 25,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 7,979,167 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the unit purchase option granted to the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. In connection with the proposed business combination with XLNT, we intend to issue a substantial number of additional shares of our common stock to complete a business combination with XLNT. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in our initial public offering;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

It is likely that some of our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly our chairman of the board and chief financial officer, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same as part of any such combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Although we closely scrutinized the management of the target business with whom we entered into an agreement, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same in connection with any such combination. Any such negotiations may result in a conflict of interest. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

If management were to negotiate to be retained by the company post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our officers and directors could influence their motivation in selecting a target business, and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. The Amended and Restated Merger Agreement with XLNT currently provides that Mr. Burleson will remain as Chairman of the Board.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For a discussion of potential conflicts of interest that you should be aware of, see “Item 10 - Directors and Executive Officers of the Registrant — Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

Certain of our officers and directors are currently affiliated with XLNT and thus may have conflicting fiduciary duties.

Certain of our officers and directors are currently involved with XLNT. Conflicts of interest may have arisen and could arise in the future in connection with negotiating the terms of and completing the business combination with XLNT. Conflicts that may arise may not be resolved in our favor. For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see “Item 10 - Directors and Executive Officers of the Registrant.” We cannot assure you that these conflicts will be resolved in our favor.

Certain of our officers and directors could become affiliated with entities engaged in business activities similar to those conducted by XLNT and accordingly may have conflicting fiduciary duties in determining to which entity a business opportunity should be presented.

Certain of our officers and directors could become affiliated with entities engaged in business activities similar to those conducted by XLNT and accordingly may have conflicting fiduciary duties in determining to which entity a business opportunity should be presented. If such affiliations arise, such officers and directors may have conflicting fiduciary obligations with regard to presenting certain potential business opportunities to those entities that may be of interest to us. Our officers and directors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those we intend to conduct. Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination. For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see “Item 10 - Directors and Executive Officers of the Registrant.” We cannot assure you that these conflicts will be resolved in our favor.

All of our directors own shares of our securities that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors own shares of common stock in our Company that were issued prior to our initial public offering but have waived their right to receive distributions with respect to these shares upon our liquidation if we are unable to complete a business combination. Certain of our directors and initial stockholders have also purchased $550,000 of warrants directly from us in a private placement transaction concurrently with the closing of our initial public offering at a purchase price of $1.20 per warrant. Additionally, designees of our President and Secretary, Joel Kanter, purchased in the open market a total of 379,528 of our warrants (the “Market Purchase Warrants”). These purchases of Market Purchase Warrants if subsequently exercised would result in management owning more than a 20% interest in our Company. The purchase of founding director warrants and Market Purchase Warrants, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow our initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The Market Purchase Warrants will not be sold until the consummation of a business combination; however, they may be transferable in certain limited circumstances, such as by will in the event of death, but the transferees receiving such Market Purchase Warrants will be subject to the same sale restrictions imposed on Mr. Kanter and/or his designees. The shares and warrants owned by our seven directors will be worthless if we do not consummate a business combination. The personal and financial interests of these directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting XLNT as a suitable target business may have resulted in a conflict of interest when determining whether the terms, conditions and timing of the business combination with XLNT are appropriate and in our stockholders’ best interest.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the portion of net proceeds of the offering that is not placed in the trust account, unless the business combination is consummated, and therefore they may have a conflict of interest.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the portion of net proceeds of the offering that is not placed in the trust account, unless the business combination is consummated. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business.

Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets. Although as of the date of this Form 10-K we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses.

Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering will be sufficient to allow us to consummate a business combination, if the net proceeds of our initial public offering prove to be insufficient, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds available under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account or available under the limited recourse line of credit to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Other than a commitment to provide additional working capital of up to $750,000 in the form of a limited recourse revolving line of credit agreement, none of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively own approximately 20% of our issued and outstanding shares of common stock. Certain of our directors and initial stockholders have also purchased $550,000 of warrants directly from us concurrently with the closing of our initial public offering at a price per warrant of $1.20. Additionally, pursuant to the terms of a warrant purchase agreement with the underwriters, the designees of our President and Secretary, Joel Kanter, purchased in the open market a total of 379,528 of our warrants. These purchases of Market Purchase Warrants may result in management having greater than a 20% interest in our Company if these warrants are subsequently exercised. The purchase of Founding Director Warrants by directors and certain of our initial stockholders and Market Purchase Warrants by designees of Joel Kanter, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow the initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The Market Purchase Warrants cannot be sold until after consummation of a business combination; however, the purchasers may be able to transfer such Market Purchase Warrants in certain limited circumstances such as by will in the event of their death, but the transferees receiving such warrants will be subject to the same sale restrictions imposed on Mr. Kanter’s designees.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units in our initial public offering or in the open market. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and may make it more difficult to effect a business combination.

We currently have outstanding 7,958,333 warrants to purchase 7,958,333 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders and purchasers of the Founding Director Warrants exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, shall occur in two equal increments: (i) 781,250 shares on the expiration of three years from the date of the initial public offering; and (ii) 781,250 shares on our having completed an initial business combination and the last sale price of our common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after we complete our initial business combination. In addition, the holders of the Founding Director Warrants can demand that we register those warrants and the underlying shares of common stock at any time after the Founding Director Warrants become exercisable by their terms. The holders of the Founding Director Warrants are also entitled to require us to register the resale of shares of common stock underlying the Founding Director Warrants when such warrants become exercisable by their terms. If our initial stockholders and the purchasers of the Founding Director Warrants exercise their registration rights with respect to all of their securities, then there will be an additional 1,562,500 shares of common stock and 458,333 warrants and/or up to 458,333 shares of common stock issued upon the exercise of the warrants that will be eligible for trading in the public market. The presence of this additional number of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. Furthermore, the shares placed in escrow and subject to the completion of a business combination and the attainment of a sales price equal to or greater than $11.50 as discussed above may be considered contingent shares because the completion of a business combination and the attainment of such price per share cannot be assured. Because the shares are to be released to the initial stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting these performance and market conditions, we may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. (The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $8,984,000. The current value of the shares to be held in escrow and conditioned only by the passage of time, is approximately $5,313,000, based on the unit offering price of $8.00 per unit less the warrant private placement price of $1.20 per warrant.)

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense for which we have not budgeted.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

All of our officers and directors own shares of our common stock, and no salary or other compensation will be paid to our officers and directors for services rendered by them on our behalf prior to or in connection with a business combination. We believe that four members of our board of directors are “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not any directors are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

It is possible that, following our initial acquisition, our strategy will include expanding our operations and other capabilities through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates;

•	the potential loss of key customers, management and employees of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or could result in unexpected liabilities associated with these acquisition candidates.

In the event we acquire a business that is unable to satisfy regulatory requirements relating to internal controls, or if its internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls, including an evaluation of any target businesses acquired by a company. In the event the internal controls over financial reporting of a target business cannot satisfy the regulatory requirements relating to internal controls or if these internal controls over financial reporting are not effective, we may not be able to complete a business combination with the target business without substantial cost or significant risks to our Company or our management may be unable to certify as to the effectiveness of the internal controls and our auditor may be unable to publicly attest to this certification following the completion of a business combination. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal controls over financial reporting and our independent auditors’ attestation of that assessment may require the commitment of significant financial and managerial resources or may prevent a business combination with certain target businesses. If we fail to timely complete our evaluation, if our management is unable to certify the effectiveness of the internal controls of our Company or the acquired business or if our auditors cannot attest to management’s certification, we could be subject to regulatory scrutiny and loss of public confidence, which could have an adverse effect on our business and our stock price.

XLNT’s inability to fulfill its indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

Our Amended and Restated Merger Agreement with XLNT provides that XLNT as part of the merger consideration will agree to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. These third-party claims and other liabilities include, without limitation, premium payments to funds created under applicable Federal laws, costs associated with various litigation matters, and certain environmental liabilities. If XLNT fails to satisfy its obligations with respect to claims and retained liabilities covered by the Amended and Restated Merger Agreement, it could have an adverse effect on our results of operations and financial position because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, certain obligations of XLNT to indemnify us will terminate upon expiration of the applicable indemnification period and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

If the directors and officers who committed to make loans to us fail to do so, such failure could have a material adverse effect on the financial condition of our Company.

Certain of our directors and stockholders have entered into a limited recourse revolving line of credit agreement with us to provide us with up to $750,000 available at any time of working capital to operate our Company prior to the consummation of a business combination. There can be no assurance that these directors and stockholders will have the financial resources available to meet their commitments to provide the additional working capital pursuant to the terms of the limited recourse revolving line of credit as the obligations thereunder come due. The funds we receive from our directors and stockholders will not be held in trust and will only be used for the payment of expenses relating to the due diligence of potential target businesses, deposits, down payments or funding of “no-shop” provisions in connection with a particular business combination, legal and other professional fees and expenses, for working capital and for general corporate purposes. If any of the directors and stockholders who committed to provide the additional working capital to us fail to do so, such failure could have a material adverse effect on the financial condition of our Company, and as a result, we may not be able to consummate a business combination.

Risks Associated with XLNT and the Veterinary Healthcare Industry

If we successfully consummate a business combination with XLNT, about which no assurances can be given, our proposed business will be subject to numerous risks, including the following:

XLNT has a limited operating history and may incur losses in the foreseeable future.

XLNT was organized in 2004 and does not have a significant operating history. XLNT acquired its first two veterinary hospitals in September 2004 and acquired additional veterinary hospitals throughout 2005, 2006 and in the first quarter of 2007. XLNT has incurred losses to date. XLNT is currently developing its operational infrastructure and faces additional risks similar to those of other businesses with limited operating history. XLNT’s prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Operating results may also vary depending on a number of factors, many of which are outside XLNT’s control, including:

•	changes in XLNT’s pricing policies or those of its competitors;

•	the hiring and retention of key personnel;

•	fluctuation in costs related to acquisitions of businesses;

•	wage and cost pressures;

•	availability of facilities that are suitable for acquisition;

•	viability of the hub and spoke model;

•	hiring and retention of veterinarians;

•	increased competition and pricing pressure; and

•	seasonal and general economic factors.

XLNT may be unable to successfully execute and manage its growth strategy.

XLNT’s success depends in part on its ability to build a position as a leading regional animal health care services company through internal growth initiatives and a disciplined acquisition program of established veterinary hospitals. XLNT may be unable to successfully execute its growth and acquisition strategy, and as a result, its business may be materially harmed.

XLNT intends, as part of its growth strategy, to acquire additional veterinary hospitals. There are no assurances that such acquisitions will in fact occur or that they will occur on the terms and conditions currently contemplated. XLNT may not be able to attract or compete successfully for prospective acquisition candidates or achieve sufficient “cluster” hospitals in any market it may target in order to achieve targeted efficiencies. In addition, acquisitions may take longer than anticipated or may not be cost effective.

Results of operations may be materially adversely affected if XLNT is unable to manage its growth effectively, which may increase costs of operations and hinder XLNT’s ability to execute its business strategy. XLNT’s internal revenue growth from new services and pet pharmaceuticals as well as its expected cost savings may not develop as anticipated, and reduction in its expected rate of internal growth may cause XLNT’s revenue and margins to decrease from management’s expectations.  Expected growth may place a significant strain on management and operational systems and resources.  If XLNT’s business grows as expected, XLNT will need to improve and enhance its overall financial and managerial controls, reporting systems and procedures, and expand, train and manage its workforce.  XLNT will also need to increase the capacity of current systems to meet additional demands.

XLNT may have difficulties integrating acquired businesses.

XLNT may not be able to achieve anticipated operational cost synergies or effectively integrate individual acquired veterinary hospitals and related practices with XLNT. Difficulties with such integration may, among other things, impose substantial cost and delay. The process of integrating the operations of an acquired business, including its personnel, into XLNT could cause interruptions to XLNT’s business and may require a disproportionate amount of the time and attention of XLNT’s management. In addition, any interruption or deterioration in service resulting from an acquisition may result in a customer’s decision to stop using such hospital. For these reasons, XLNT may not realize the anticipated benefits of an acquisition, either at all or in a timely manner.

The significant competition in the animal heath care services industry could cause XLNT to reduce prices or lose market share.

The animal health care services industry is highly competitive. XLNT’s primary competitors in most markets are individual practitioners or small, regional, multi-clinic practices.  In addition, regional pet care companies and some national companies with greater financial resources, including super-stores, may develop multi-regional networks of veterinary hospitals in markets in which XLNT operates or intends to operate. To compete successfully, XLNT may be required to reduce prices, increase operating costs or take other measures that could have an adverse effect on its financial condition, results of operations, margins and cash flow. This competition could impair XLNT’s ability to attract and retain business.

In addition, XLNT’s business may be adversely affected by an increase in competition from online pet pharmacy companies, such as PetCareRx and PetMeds. The sale of pet medication by online providers is often at lower prices than at a veterinarian’s office. Most pet owners buy their pet’s medication directly from the veterinarian, offering the convenience of purchasing the animal’s medication at the time of visit. However, recently there has been an increase in advertising for discount pet medicines, which can impact the amount of point-of-care sales for some veterinarians. The online suppliers may affect the sales of chronic condition medications.

Loss of key personnel could adversely affect our business.

The results of operations of XLNT will depend, in part, on its ability to attract and retain highly qualified directors, executive officers and other employees. While certain of XLNT’s executive officers will enter into employment agreements with XLNT, there can be no assurance that XLNT will be able to continue to attract and retain highly qualified persons for such positions. The loss of key management personnel could have a material adverse effect on XLNT.

XLNT may experience difficulties recruiting or retaining skilled veterinary professionals.

Key veterinarians at hospitals acquired by XLNT may elect to not continue employment with XLNT. In addition, XLNT may not be able to recruit or retain adequate numbers of veterinarians or pet care professionals necessary to support XLNT’s business plan due to periodic shortages, which could disrupt its business.  Skilled veterinarians are in shortage from time to time in particular regional markets.  During these shortages, XLNT may be unable to hire enough qualified veterinarians to adequately staff its veterinary hospitals in these regions, in which event XLNT may lose market share and its revenues and profitability may decline.

XLNT requires a significant amount of cash to service our debt and expand our business as planned.

XLNT’s operations, including acquiring additional veterinary hospitals and consolidating such hospitals, will consume substantial amounts of capital. XLNT expects capital and operating expenditures to increase over the next several years as it pursues its acquisition program. If XLNT seeks outside financing, no assurance can be given that additional financing will be available when needed, or that, if available, such financing will be obtained on terms acceptable to XLNT. XLNT’s inability to obtain sufficient funds from operations and external sources would hurt XLNT’s business, prospects, financial condition and results of operations, which all may be materially adversely affected.

If XLNT’s subsidiaries cannot make distributions or dividends to XLNT, XLNT will not have funds to make payments to service its current debt or future debt.

XLNT depends primarily on the payment of dividends and distributions from its subsidiaries, which may be limited by their earnings, available cash and outstanding liabilities.  XLNT is a separate legal entity from its subsidiaries, and XLNT does not have significant operations of its own.  If XLNT’s subsidiaries incur losses and are unable to  pay dividends to XLNT, it may not have funds with which to pay amounts under its various debt instruments or corporate overhead.  If XLNT issues mezzanine debt, that debt may have priority over certain of the current debt instruments, which could increase the risk of default on those current debt instruments.

Incurring substantial amounts of debt could adversely affect our business.

Leverage. XLNT may utilize a leveraged capital structure to, among other things, fund its acquisition program, and XLNT has issued promissory notes and other forms of debt in connection with past acquisitions and may likely do so in the future, including the possibility of issuing mezzanine debt. As a result, XLNT is and in the future may be subject to the risks normally associated with debt financing, including, (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest, (ii) the risk that existing debt (which will not have been fully amortized at maturity) will not be able to be refinanced or that the terms of such refinancings will not be as favorable to XLNT, and (iii) the risk that necessary capital expenditures will not be able to be financed on favorable terms or at all.

Risk of Rising Interest Rates. XLNT may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. By its very nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond the control of XLNT. Accordingly, there can be no assurance that such rates will not rise significantly and, consequently, that XLNT would be required to pay more interest than is anticipated. A significant increase in market interest rates could jeopardize XLNT’s ability to pay required debt service on loans and could possibly result in a default under the loan and/or foreclosure.

Covenants. Various credit facilities or other debt obligations may require XLNT to comply with a number of financial and other covenants on an ongoing basis. Failure to comply with such covenants may limit XLNT’s ability to borrow funds or may cause a default under its then-existing indebtedness.

Limitations on Debt. The Second Amended and Restated Certificate of Incorporation of XLNT does not contain any limitation on the amount of indebtedness XLNT may incur. Accordingly, XLNT could become highly leveraged, resulting in an increase in debt service that could increase the risk of default on XLNT’s indebtedness.

XLNT’s liquidity may not be sufficient to pay its expenses.

XLNT intends to maintain sufficient liquidity to pay fixed expenses, such as rent and personnel costs. However, it is possible in certain scenarios (such as a significant decrease in revenue) that XLNT’s liquidity will not be adequate to pay its fixed costs.

XLNT is subject to local market risks as a result of the geographic concentration of its operations.

XLNT’s initial operations are in the California market, with possible further development in other markets, all of which may be subject to risks relating to the local economy (such as, among other things, earthquake risks).

A economic downturn could materially adversely affect XLNT’s business.

XLNT’s business may be materially adversely affected by negative trends in the general economy that reduce consumer spending.  XLNT’s business depends on the ability and willingness of animal owners to pay for its services. This dependence could make XLNT more vulnerable to any reduction in consumer confidence or disposable income as compared to companies in other industries that are less reliant on consumer spending, such as the human health care industry, in which a large portion of payments are made by insurance programs.

Any failure in our information technology systems could adversely affect XLNT’s operations.

Any failure in XLNT’s information technology systems could significantly increase costs, reduce XLNT’s capacity to provide services and related items and otherwise disrupt XLNT’s operations.  XLNT could lose customers and revenue as a result of a system failure.  XLNT’s computer systems may be vulnerable to damage or interruption from a variety of sources, including telecommunications failures, electricity brownouts or blackouts, malicious human acts and natural disasters.  Moreover, despite network security measures, some of XLNT’s servers may be potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.  Despite the precautions XLNT intends to take, unanticipated problems affecting its systems could cause interruptions in its information technology systems. Insurance policies may not adequately compensate XLNT for any losses that may occur due to any failures in such systems.

Governmental regulation could adversely affect XLNT’s business.

XLNT and its veterinary hospital and veterinary care practitioners are subject to various local, state and federal regulations and zoning and other requirements. If XLNT fails to comply with governmental regulations applicable to its business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.  The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care.  These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.  XLNT plans to operate primarily in states with manageable regulatory issues, however, XLNT may experience difficulty expanding its operations into other states with differing laws related to veterinary medical care, and existing state regulations may change.  Given varying and uncertain interpretations of the veterinary laws of each state, XLNT may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states.  A determination that XLNT is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect on XLNT, particularly if it is unable to restructure its operations to comply with the requirements of that state.

All of the states in which XLNT will operate impose various registration requirements. To fulfill these requirements, XLNT will register each of its facilities with appropriate governmental agencies and, where required, will appoint a licensed veterinarian to act on behalf of each facility. All veterinary doctors practicing in its hospitals are required to maintain valid state licenses to practice.

The possible implementation of pet insurance could adversely affect XLNT’s business.

The possible implementation of pet insurance and XLNT’s operation under such insurance could impose additional fees and costs upon XLNT and reduce the revenue from services and related items. If XLNT does not accept such insurance or chooses not to participate in pet insurance programs, it could place it in a competitive disadvantage. Acceptance of pet insurance could result in a reduction in fees or the possible imposition of caps for services. The involvement of insurance companies could also increase various administrative requirements related to the submission and processing of claims resulting in a delay in payments or disputes regarding the terms and amounts of available coverage.

A decrease in the frequency of animal vaccinations could adversely affect our business.

In the summer of 2003, the Centers for Disease Control and Prevention updated a publication on animal vaccinations, which called for less frequent canine revaccinations. The study concluded that some vaccinations remain effective for periods of three to five years, suggesting that veterinarians should decrease the frequency of vaccinations. This could adversely affect XLNT’s results of operations.

Environmental liabilities could adversely affect our business.

Under various laws, ordinances and regulations, an owner of real estate may be required to remove or remediate certain hazardous or toxic substances such as asbestos, lead or petroleum, and may be held strictly liable for failure to comply with such laws. Accordingly, liability may be imposed whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect XLNT’s ability to sell or rent a veterinary hospital or to borrow using such veterinary hospital as collateral. In addition, compliance costs incurred in abating these conditions and any related litigation may be substantial. XLNT intends to obtain insurance with respect to environmental liabilities where deemed appropriate by the Board of XLNT. XLNT, however, cannot guarantee that insurance coverage will be available at all times or in sufficient amounts to address these risks or that any coverage obtained will protect fully against future liability.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that remain unresolved.

Item 2. Properties.

We maintain our executive offices at 8000 Towers Crescent Drive, Suite 1300, Vienna, VA 22182. We have agreed to pay Windy City, Inc., an affiliated third party of which Mr. Kanter is president and a director, $7,500 per month for office space, utilities and personnel. Windy City, Inc. has agreed to defer the payment of $5,500 per month of the administrative fees until the consummation of a business combination or the liquidation of our Company. In the event we must liquidate our Company, these fees will not be paid with proceeds of our initial public offering held in trust. We believe that based on rents and fees for similar services in the Vienna, Virginia area, that the fee charged by Windy City, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units began trading on March 22, 2006, and our common stock and warrants started trading separately as of June 6, 2006. Each of our units consists of one share of our common stock and one warrant and trades on the OTC Bulletin Board under the symbol “EHHAU.OB.” Our common stock and warrants trade on the OTC Bulletin Board under the symbols “EHHA.OB” and “EHHAW.OB” respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or March 17, 2007. Our warrants will expire at 5:00 p.m., New York City time, on March 17, 2010, or earlier upon redemption.

In addition, as part of the initial public offering, we issued an option to purchase 312,500 units for $10.00 per unit to the representative of the underwriters which, if exercised, will result in the issuance of 312,500 common shares and 312,500 warrants. The warrants entitle the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing the later of a business combination with a target business or March 17, 2007. The warrants issued to underwriters will expire March 17, 2010.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the OTC Bulletin Board since our units commenced public trading on March 22, 2006 and since such common stock and warrants commenced public trading on June 6, 2006.

	OTC Bulletin Board
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2006 First Quarter (1)	N/A	N/A	N/A	N/A	$8.27	$8.15
2006 Second Quarter (2)	$7.40	$7.20	$0.85	$0.75	$8.75	$7.94
2006 Third Quarter	$7.49	$7.46	$0.79	$0.64	$8.50	$7.87
2006 Fourth Quarter	$7.44	$7.38	$0.92	$0.62	$8.35	$8.00

(1)	The figures for the first quarter 2006 are only from March 22, 2006, the date on which our units first commenced trading on the OTC Bulletin Board, through March 31, 2006.

(2)	Our common stock and warrants commenced trading on the OTC Bulletin Board on June 6, 2006.

Holders

As of March 30, 2007, there were ten holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

(a)
During the past three years, we sold the shares of common stock in the table set forth immediately below without registration under the Securities Act, as adjusted for the stock splits discussed below.

Name	Number of Shares
Eugene A. Bauer	111,607
Gene E. Burleson (1)	357,907
Gary A. Brukardt (1)(2)	123,449
Alastair Clemow (2)	115,308
Joel Kanter (2)	97,656
Kevin Pendergest (1)	117,158
Richard Martin (2)	169,173
Windy City, Inc. (2)	20,427
Chicago Investments, Inc. (2)	449,815

(1)	In March 2006, Mr. Burleson purchased at the founders’ price 11,615 shares of common stock from Mr. Brukardt and 47,835 shares of common stock from Mr. Pendergest.

(2)
In March 2006, Chicago Investments, Inc. purchased at the founders’ price 918 shares of common stock from Mr. Brukardt, 19,737 shares of common stock from Mr. Clemow, 39,062 shares of common stock from Mr. Kanter, 17,955 shares of common stock from Mr. Martin and 34,540 shares of common stock from Windy City, Inc.

Such shares were issued in July of 2005 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.01 per share. On November 10, 2005, we effected a four-for-ten reverse stock split, effectively raising the purchase price of our common stock to $.03 per share. On January 29, 2006, we effected a five-for-three stock split, effectively decreasing the purchase price of our common stock to approximately $.02 per share. The sole purpose of the stock splits authorized by our board of directors was to maintain the initial stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering, excluding the underwriters’ exercise of the over-allotment option, if any, because the proposed aggregate offering price of shares of common stock in the initial public offering was modified by our board of directors.

Concurrently with the consummation of our initial public offering, certain of our directors and stockholders purchased a combined total of 458,333 of our warrants from us at a price of $1.20 per warrant. These warrants, which we collectively refer to as the Founding Director Warrants, will not be sold or transferred by the purchasers who initially purchase these warrants from us until the completion of our initial business combination. The $550,000 purchase price of the Founding Director Warrants were added to the proceeds of our initial public offering held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Form 10-K, then the $550,000 purchase price of the Founding Director Warrants will become part of the liquidating distribution to our public stockholders and the Founding Director Warrants will expire worthless. Such warrants were sold pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals.

Use of Proceeds from our Initial Public Offering

On March 22, 2006, we consummated our initial public offering of 6,250,000 units. On March 27, 2006, we consummated the closing of an additional 937,500 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The underwriters in the offering were Morgan Joseph & Co., Inc., Roth Capital Partners, LLC, and Legend Merchant Group, Inc. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-126650). The SEC declared the registration statement effective on March 17, 2006.

Upon consummation of our initial public offering, we received net cash proceeds of approximately $45,447,000, not inclusive of deferred underwriting and other accrued offering costs (see Note C to our audited financial statements included elsewhere herein). On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, not including deferred amounts totaling $225,000. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $2,116,719 in interest through December 31, 2006. A portion of the proceeds of the offering that were not required to be deposited into the trust account were used to repay notes payable to certain of our founding stockholders totaling $150,000.

Item 6. Selected Financial Data.

The following is a summary of selected financial data of the Company for the period from June 10, 2005 (inception) to December 31, 2005, and the year ended January 1, 2006 to December 31, 2006, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA

Income statement data

	Year Ended December 31, 2006	Period from June 10, 2005 (inception) to December 31, 2005	Period from June 10, 2005 (inception) to December 31, 2006
Loss from operations	$(547,675)	$(138,120)	$(685,795)
Interest income	$2,116,719	—	$2,116,719
Loss on derivative liabilities	$(366,776)	—	$(366,776)
Income before provision for income taxes	$1,202,268	$(138,120)	$(1,064,148)
Provision for income taxes	$(676,481)	—	$(676,481)
Net income (loss)	$525,787	$(138,120)	$387,667
Basic weighted average number of common shares outstanding	6,551,798	1,562,500
Net income (loss) per share - basic	$0.08	$(0.09)
Diluted weighted average number of common shares outstanding	7,609,271
Net income per share - diluted	$0.07	$(0.09)

Balance sheet data

	December 31, 2006	December 31, 2005
Cash	$25,847	$14,807
Investments held in trust account	56,403,718	—
Total Assets	56,755,547	616,220

Total liabilities, including $11,263,172 of common stock subject to possible conversion	20,451,218	729,340
Total stockholders’ equity	36,304,329	(113,120)
Total liabilities and stockholders’ equity	56,755,547	616,220

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were formed on June 10, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses in the healthcare industry. We intend to use cash derived from the net proceeds of our initial public offering, which closed on March 22, 2006, and the exercise by the underwriters of their over-allotment option, which closed on March 27, 2006, together with our limited recourse revolving line of credit for up to $750,000, or our Line of Credit, and any additional financing arrangements that we undertake, to effect a business combination.

Through December 31, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, and activities related to pursuing potential target businesses; we have not generated any revenues. For the period from June 10, 2005 (inception) to December 31, 2005, we generated a net loss of approximately $139,000.

As of December 31, 2006, we had accrued expenses and accrued offering costs of approximately $612,000 and $152,713 respectively. In addition, we had cash of approximately $26,000, which was principally funded pursuant to an aggregate $240,300 draw on our Line of Credit.

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

As of March 27, 2006, after giving effect to the sale of units pursuant to our initial public offering and the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, approximately $54,947,000 was held in trust, and we had approximately $233,000 of our offering proceeds not held in trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through December 31, 2006, the funds held in trust had earned $2,116,719 in interest income.

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

There is a significant estimate related to the valuation of the derivative liabilities. This valuation is based on the market value of the Company’s warrants.  The Company also makes a significant estimate in connection with its calculation of the current tax liability.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated revenues to date.  Since our inception, our only activities have been organizational activities and those necessary to prepare for our initial public offering, and thereafter, certain activities related to pursuing a target business.  We will not generate any operating revenues until the completion of a business combination, if any.  We have generated non-operating income in the form of interest income on cash and cash equivalents and our other short term investments.

For the year ended December 31, 2006, we had net income of $525,787 derived primarily from income related to the cash held in our trust account less a loss on a change in our derivative liabilities, compared to a net loss of $(138,120) for the period from June 10, 2005 (date of inception) through December 31, 2005. For the period from June 10, 2005 (date of inception) through December 31, 2006, we had net income of approximately $387,667, derived primarily from income related to the cash held in our trust account less a loss on a change in our derivative liabilities.

Developments in Finding a Suitable Business Target

On September 11, 2006, we entered into an Agreement and Plan of Merger by and among us, Pet DRx Acquisition Company (“Merger Sub”), our newly formed, wholly-owned subsidiary, and XLNT Veterinary Care, Inc. (“XLNT”), pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. We subsequently entered into an Amended and Restated Merger Agreement with XLNT and Merger Sub on February 16, 2007 (the “Amended and Restated Merger Agreement”). Following the Merger, we anticipate changing our name to Pet DRx Corporation. Because we will have no other operating business following the Merger, XLNT will effectively become a public company at the conclusion of the Merger. XLNT is headquartered in San Jose, California.

Pursuant to the Amended and Restated Merger Agreement, (i) each share of XLNT’s common stock, par value $.0001 per share (“XLNT Common Stock”) issued and outstanding immediately prior to the effective time (“Effective Time”) of the Merger (including XLNT Common Stock issued upon conversion of XLNT Series A preferred stock, par value $.0001 per share and XLNT Series B Preferred Stock ( collectively, “XLNT Preferred Stock”), as contemplated by clause (ii) below) shall be converted into and represent the right to receive such number of shares of our common stock as is determined by multiplying such share by the Exchange Ratio (as defined below) (the “Merger Consideration”) and (ii) each share of XLNT Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into shares of XLNT Common Stock pursuant to and in accordance with the terms of the XLNT Preferred Stock and shall thereafter represent the right to receive the Merger Consideration. Each share of capital stock of XLNT held in treasury of XLNT or held by us or any of our subsidiaries will be cancelled and retired, and no payment will be made with respect thereto.

The aggregate Merger Consideration payable by us in connection with the Merger (the “Aggregate Merger Consideration”) shall be a number of shares of the Company’s common stock equal to the quotient obtained by dividing (1) the sum of (A) two times the lesser of (x) the consolidated gross revenues of XLNT for the year ended December 31, 2006, including the revenues for the year ended December 31, 2006 attributable to hospitals or clinics that are acquired by XLNT prior to the Closing Date (each an “Acquisition Candidate”), and (y) $60.0 million, but in no event less than $57.5 million (“Baseline Revenues”), and (B) the excess over $60.0 million of XLNT’s Baseline Revenues (“Incremental Revenues”), multiplied by 1.15 (the sum of Baseline Revenues and Incremental Revenues being hereinafter referred to as the “Adjusted Baseline Revenues”), plus (C) in the event the threshold requirements for the Management Performance Bonus Pool are met (as described below), an amount equal to (the “Operational Improvement Amount”) the excess of the consolidated gross revenues of XLNT for the annualized period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the 2007 calendar year) immediately preceding the Closing Date, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, over 105% of the Adjusted Baseline Revenues multiplied by (i) 1.15 in the event XLNT’s 2007 Consolidated EBITDA margin for the period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the calendar year) immediately preceding the Closing Date (the “2007 Year-To-Date EBITDA Margin”) has increased by at least 100 basis points over the greater of (x) XLNT’s 2006 adjusted EBITDA margin for the trailing twelve month period ended December 31, 2006, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, and (y) 16.2% (the “2006 Pro Forma EBITDA Margin”) or (ii) 1.33 in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin plus (D) the Net Cash Amount; by (2) the product of (a) the amount of cash in the Company’s trust fund at the Closing (without deduction for amounts paid in connection with obtaining a fairness opinion from a nationally recognized financial advisor and the conversion by the Company’s public stockholders voting against the Merger of up to 19.9% of the Company’s shares of common stock issued in its initial public offering (the “IPO”) into a pro rata share of the funds held in the Company’s trust fund established in connection with the IPO) divided by the number of shares of the Company’s common stock then issued and outstanding (excluding therefrom any shares of the Company’s common stock issuable upon the exercise or exchange of other Company securities which by their terms are convertible into or exercisable or exchangeable for the Company’s common stock) multiplied by (b) 1.25. However, the product determined in (2) above shall not exceed $7.20 (as adjusted for events set forth in the Amended and Restated Merger Agreement). The amount determined pursuant to (2) above is the Parent Common Stock Per Share Issue Price.

The Exchange Ratio pursuant to which shares of XLNT common stock will be exchanged for shares of Echo common stock will be equal to the quotient of (x) the Aggregate Merger Consideration, divided by the sum of (y) (i) the total number of outstanding shares of XLNT common stock (assuming that all shares of XLNT’s Preferred Stock are converted into common stock prior to the closing) plus (ii) the number of shares of XLNT common stock issuable upon exercise of all vested and unvested options and warrants, determined using the treasury method of accounting.

If at the closing of the Merger the indebtedness of XLNT exceeds $16,500,000 (excluding accounts payable incurred in the ordinary course of business and any XLNT convertible notes that are converted into XLNT Common Stock on or prior to the closing date of the Merger)(the “Excess Indebtedness”), the Aggregate Merger Consideration shall be reduced on a pro rata basis by an amount equal to the Excess Indebtedness divided by the Parent Common Stock Per Share Issue Price. To the extent XLNT has third party expenses that will not be paid prior to closing, such expenses will reduce the Aggregate Merger Consideration in an amount equal to the quotient obtained by dividing such expenses by the per share issue price of the Merger Consideration. XLNT has agreed that ten percent of the shares of our common stock received as Merger Consideration shall be held in an escrow account for purposes of funding XLNT’s indemnification obligations under the Amended and Restated Merger Agreement (the “Escrow Fund”).

We have agreed to register the shares of our common stock representing the Aggregate Merger Consideration on a registration statement on Form S-4.

In connection with the evaluation of the Merger, our Board of Directors appointed a special committee (“Special Committee”) consisting of independent directors Eugene A. Bauer, Gary A. Brukardt, Alastair J. Clemow, and Dr. Richard O. Martin. The Amended and Restated Merger Agreement and the transactions contemplated thereby were approved unanimously by our Board of Directors upon the unanimous recommendation of the Special Committee of our Board of Directors.

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

The Merger is subject to customary closing conditions, including approval of the transaction by our stockholders and the stockholders of XLNT, the expiration or termination of any applicable antitrust waiting periods, receipt of any other regulatory approvals, and other customary closing conditions. In addition to the standard closing conditions, the Amended and Restated Merger Agreement contains the following conditions to our obligations, some of which were specifically negotiated by us:

•
XLNT’s representations and warranties must be true and correct, disregarding any materiality qualifiers contained therein, except where such failure to be true and correct, individually or in the aggregate, has not had, and would not reasonably be likely to result in a Material Adverse Effect (as defined in the Amended and Restated Merger Agreement).

•	Certain stockholders of XLNT and of us shall have executed a Lock-up Agreement, a Co-Sale Agreement and a Board Voting Agreement, as applicable.

•	Nothing shall have occurred that results in a material adverse effect as defined by the Amended and Restated Merger Agreement.

•	Holders of 20% or more of our common stock cannot have exercised conversion rights under our Amended and Restated Certificate of Incorporation.

•	Holders of 5% or more of XLNT Common Stock cannot have exercised dissenters’ rights under Delaware law.

•	XLNT must have a positive working capital as of the end of the month immediately preceding the month in which the closing of the merger occurs.

XLNT’s obligations are conditioned upon the accuracy of our representations and warranties and each of our founding stockholders executing a lock-up agreement. The parties presently anticipate closing the Merger by December 31, 2007.

We and XLNT have made customary representations, warranties and covenants in the Amended and Restated Merger Agreement, including, among others, XLNT’s covenant not to directly or indirectly, solicit, initiate or encourage competing offers or engage in discussions regarding an acquisition proposal, but XLNT may, prior to the adoption of the Amended and Restated Merger Agreement by its stockholders, respond to unsolicited written competing offers if its special committee or board of directors determines that a failure to respond would likely be a breach of its fiduciary responsibilities. If an unsolicited acquisition proposal is received that XLNT’s board determines is a better opportunity for XLNT and its stockholders (a “Superior Proposal”), XLNT must provide us with prior written notice of the receipt of the Superior Proposal. Generally speaking, a “Superior Proposal” must be for the acquisition of at least 90% of XLNT’s stock or all or substantially all of its assets and have terms determined to be superior to our offer.

XLNT has also agreed that between the date of the signing of the Amended and Restated Merger Agreement and the closing of the Merger, XLNT shall continue to present for the approval of its Board of Directors, in a manner consistent with its current practice, new letters of intent or definitive agreements for any hospital or clinic acquisitions or group of hospital or clinic acquisitions. If any such hospital or clinic acquisition, or group of hospital or clinic acquisitions, presented to XLNT’s Board of Directors at a particular time, have a purchase price (aggregated in the case of a group of acquisitions) that exceeds either (i) six times such target’s (or targets’) trailing twelve month earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of the end of the most recent fiscal quarter of such target or (ii) 1.1 times the aggregate of such target’s (or targets’) trailing twelve month revenue as of the end of the most recent fiscal quarter of such target (or targets), any such acquisition or group of acquisitions shall be subject to the approval of an acquisition committee (“Acquisition Committee”) of our Board of Directors consisting of one person that we expect to designate as our post-closing Board of Directors nominee, one member of our Special Committee and an additional person who is a member of our Board of Directors. If the Acquisition Committee does not respond within seven days after a potential acquisition is presented to it, it will be deemed to have approved the acquisition.

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

The Amended and Restated Merger Agreement contains certain termination rights for both us, on the one hand, and XLNT, on the other, and provides that, upon the termination of the Amended and Restated Merger Agreement under specified circumstances, XLNT will be required to pay a fee of $5 million to us plus documented, reasonable out-of-pocket expenses incurred by us in pursuing the transactions contemplated by the Amended and Restated Merger Agreement.

The Amended and Restated Merger Agreement may be terminated by either party upon the occurrence of any of the following:

•	By mutual written agreement;

•	if the Merger has not occurred by March 21, 2008;

•	if a governmental entity has issued a non-appealable final decree, order or ruling or other final action permanently restraining or otherwise prohibiting the Merger;

•	Our stockholders reject the proposed transaction (provided that such right to terminate shall be predicated on our Board’s continued support of transaction); or

•	Holders of 20% or more of our common stock exercise their conversion rights.

XLNT can terminate the Amended and Restated Merger Agreement upon the occurrence of any of the following:

•	we have breached any of our representations, warranties or covenants and any curable breach has not been cured by thirty days after XLNT notifies us of such breach;

•	XLNT decides to accept a “Superior Proposal”; or

•	If XLNT’s stockholders fail to approve (provided that such right to terminate shall be predicated on the XLNT Board’s continued support of transaction).

We can terminate the Amended and Restated Merger Agreement upon the occurrence of any of the following:

•	XLNT has breached any of its representations, warranties or covenants and any curable breach has not been cured by thirty days after we notify XLNT of such breach;

•	XLNT fails to deliver certain required historical audited financial statements by March 31, 2007; or

•
XLNT’s Baseline Revenues (as defined in the Amended and Restated Merger Agreement) are less than $57,500,000 or its 2006 adjusted EBITDA (as defined in the Amended and Restated Merger Agreement) (together with any Acquisition Candidates) based on the trailing twelve month period ending December 31, 2006 is less than $9,775,000, which termination right shall be exercisable within five (5) business days after: (a) XLNT notifies us that XLNT does not reasonably believe that it will meet one of the foregoing targets; or (b) March 31, 2007 if either or both of the targets are not met due to the failure by XLNT to complete the acquisition of certain acquisition candidates.

In connection with the Amended and Restated Merger Agreement, certain stockholders of XLNT that beneficially own shares of XLNT Common Stock or XLNT Preferred Stock (the “XLNT Affiliates”) have entered into a Voting Agreement with us and Merger Sub pursuant to which the XLNT Affiliates granted us an irrevocable proxy to vote the shares of XLNT Common Stock or XLNT Preferred Stock that they collectively own and any subsequently acquired shares in favor of adoption the Amended and Restated Merger Agreement and approval of the Merger, subject to certain limited exceptions. The Voting Agreement, with certain exceptions, also restricts the parties to the agreement from transferring any shares subject to the agreement.

The XLNT Affiliates have also agreed to vote against (i) any action, transaction, proposal, agreement or amendment to XLNT’s charter or bylaws that would be reasonably expected to materially prevent, impede, or adversely affect the Merger or any related transactions, and (ii) any competing proposal to acquire XLNT, subject to certain limited exceptions. The XLNT Affiliates will grant to us an irrevocable proxy with respect to the foregoing matters. The XLNT Affiliates also agree to a “no-shop” provision and to not deposit their shares in a voting trust.

Liquidity and Capital Resources

We will use substantially all of the net proceeds of our initial public offering discussed above to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses, if any. However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. See “—Developments in Finding a Suitable Business Target.” The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

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

We believe that we have sufficient funds available under our Line of Credit to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $250,000 of expenses for legal and accounting fees attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	approximately $50,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target business;

•	approximately $50,000 of expenses in legal and accounting fees relating to our reporting obligations to the SEC;

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

At December 31, 2006, we had total assets of $56,755,547, stockholders’ equity of $36,304,329 (not including $11,263,172 that may be converted to cash by stockholders voting against a business combination) and a Line of Credit obligation of $240,300.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$240,300	$—	$240,300	$—	$—
Administrative Fees Obligations (2)	$112,500	$90,000	$22,500	—	—
Total	$352,800	$90,000	$262,800	$—	$—

(1)
As of December 31, 2006, we had drawn $240,300 on our Line of Credit which will become due at the consummation of a business combination, which could occur in less than one year but may occur as late as March 22, 2008.

(2)
The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which is deferred until the consummation of a business combination.

During the year ended December 31, 2006, there were payments to directors and officers of $178,829 representing reimbursement of road show and board meeting expenses.

After our initial public offering, we actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our Company, the background of our management and our combination preferences. In the course of these discussions, we also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than our payments to Windy City, Inc. as described above. No unaudited quarterly operating data is included in this Form 10-K as we have conducted no operations to date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk exposure related to these short-term securities, we do not view the interest rate risk to be significant. The value of our warrants will vary based on the market value of our common stock.

Item 8. Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

Internal Controls

We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007.

As of the date of this report on Form 10-K, we have not completed an assessment, nor have our auditors tested our systems, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recordation of expenses and liabilities in the period to which they relate;

•	proof of internal review and approval of accounting items;

•	documentation of key accounting assumptions, estimates and/or conclusions; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to assess management’s report on internal controls and to render an opinion on such report when required by Section 404. Additional matters concerning a target business’s internal controls may be identified in the future when the assessment and testing is performed.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age at 12/31/06	Position
Gene E. Burleson	66	Chairman and Chief Executive Officer
Joel Kanter	50	President, Secretary and Director
Kevin W. Pendergest	53	Chief Financial Officer, Treasurer and Director
Eugene A. Bauer	64	Director
Gary A. Brukardt	60	Director
Alastair Clemow	56	Director
Richard O. Martin	66	Director

Gene E. Burleson, our Chairman of the Board and Chief Executive Officer, served as Chairman of the Board of Directors of Mariner Post-Acute Network, Inc., an operator of long-term care facilities, from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, during 2003 and as a member of the board of directors from 1995 to 2003. Mr. Burleson currently serves on the Board of Directors of: Deckers Outdoor Corporation (Nasdaq:DECK), an outdoor shoe company; Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations; SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals; and Nesco Industries, Inc. (OTCBB:NESK.OB), a manufacturer of aqueous polymer Hydrogel used for wound care and transdermal drug delivery systems. In addition, Mr. Burleson is involved with several private companies, including BioHorizons Implant Systems, Inc., a provider of dental implants and related products; Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology; Marina Medical, Inc., a provider of medical billing and accounts receivable management services to hospital based physicians; Footcare Associates, Inc., a provider of therapeutic and diabetic footwear; and David Braun Productions, Inc., a producer of children’s television programming. Mr. Burleson served as Chairman of the Board of GranCare (formerly an NYSE listed company) from 1989 to 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare from 1990 to 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services, Inc. in 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. (formerly an NYSE listed company). Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services, Inc. in 1997. From 1986 to 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of AMI, an owner and operator of acute care hospitals. Based in London from 1981 to 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson graduated from East Tennessee State University with a Bachelor of Science in accounting and earned an M.B.A. in 1972.

Joel Kanter, our President and Secretary, has served as President of Windy City, Inc., a privately-held investment firm, since 1986. From 1995 to 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company (formerly listed on Nasdaq). Walnut Financial’s primary business focus was the provision of different forms of financing to small businesses. Walnut Financial accomplished this objective by providing equity financing to start-up and early stage development companies, bridge financing and factoring services to small and medium-sized companies, and by providing later stage institutional financing to more mature enterprises through an institutional fund it ran for the Teachers Retirement System of Illinois. Over the course of its 13 year history, Walnut Financial provided financing to over 300 companies, including many that became well known ventures including Plax Mouthwash (Oral Research Laboratories), Sonicare Toothbrushes (Optiva Corp.), the first manufacturer of Global Positioning System devices (Magellan Corp.), the largest and only nationwide Preferred Provider Organization (First Health), what became the country’s fifth largest nursing home company (GranCare), and the third largest U.S. institutional pharmacy company (Vitalink Pharmacy Services, Inc.). Walnut Financial was acquired by THCG, Inc. in 1999. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors’ Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients included Amoco Oil, AT&T, Bankers Trust, Chase Manhattan Bank, General Motors and J.C. Penney. Mr. Kanter serves on the Board of Directors of several public companies including I-Flow Corporation (Nasdaq:IFLO), Magna-Lab, Inc. (OTC Bulletin Board:MAGLA.OB) Nesco Industries, Inc. (OTCBB:NESK.OB), a manufacturer of aqueous polymer Hydrogel used for wound care and transdermal drug delivery systems; and Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations. Mr. Kanter served on the board of Encore Medical Corporation (Nasdaq: ENMC) prior to its going-private merger with Blackstone in November 2006. Mr. Kanter also serves on the board of directors of several private companies, including XLNT Veterinary Care, Inc., an operator of veterinary hospitals; Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology; Modigene Inc., a life sciences company that is developing technology to extend the life of proteins; MathMastery, Inc., a company that develops homework help products for the educational market; and Prescient Medical, Inc. an early stage company seeking methods to identify and treat vulnerable plaque in cardiology patients. He is the past President of the Board of Trustees of The Langley School in McLean Virginia and a current Trustee at the Georgetown Day School in Washington, D.C. Mr. Kanter graduated from Tulane University in 1978 with a Bachelor of Science in Psychology and a Bachelor of Arts in Political Science.

Kevin Pendergest, our Chief Financial Officer, Treasurer and a director of our Company, serves as the president of Strategic Alliance Network (“SAN”), a company he founded in 1995 and for which he also served as president from 1995 to 2002. SAN is a financial services advisory firm that provides assistance in mergers and acquisitions, financing, restructuring and turnaround management to companies in the healthcare industry. From 2002 until 2005, Mr. Pendergest served as the Executive Vice President and Chief Financial Officer of Sun Healthcare Group, Inc. (Nasdaq:SUNH), one of the nation’s largest providers of long-term care. From 1990 to 1995, Mr. Pendergest served as the Executive Vice President and Chief Financial Officer of GranCare (formerly listed on NYSE), a company that provided long-term care services. Prior to that Mr. Pendergest spent thirteen years working for two national public accounting firms, including serving as partner in charge of healthcare consulting for the western region of a predecessor to Deloitte & Touche. Mr. Pendergest is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Dayton.

Eugene A. Bauer, M.D., a director of our Company, is Chief Executive Officer of Neosil, Inc., an early stage dermatology pharmaceutical company, and Professor-Emeritus in the School of Medicine at Stanford University. Dr. Bauer is one of three co-founders and a member of the Board of Directors of Connetics Corporation (Nasdaq:CNCT), a company focused on pharmaceuticals for skin diseases, and for which, since October 2005, Dr. Bauer has served as Director Emeritus. He is also a member of the Board of Directors of Neosil, Inc., an early stage dermatology pharmaceutical company, Protalex, Inc. (OTCBB:PRTX), a company engaged in the development of biopharmaceutical drugs for treating autoimmune and inflammatory diseases, Peplin, Ltd., an Australian company focused on topical anti-skin cancer products, and the American Dermatological Association. He has served on several not-for-profit boards of directors, including the boards of directors of Stanford Hospital and Clinics, the Lucile Salter Packard Children’s Hospital, and UCSF Stanford Health Care. During 2003 and 2004, Dr. Bauer served as a Senior Client Partner for the North American Health Care Division of Korn/Ferry International (NYSE:KFY), a company that provides executive human capital solutions, with services ranging from corporate governance and chief executive recruitment to executive search, middle management recruitment, strategic management assessment and executive coaching and development. From 2002 to 2003, Dr. Bauer was a Senior Consultant for this same division. Dr. Bauer served as Vice President for Medical Affairs of Stanford University from 1997 to 2000, as Vice President for the Medical Center from 2000 to 2001 and as dean of the School of Medicine from 1995 to 2001. In these positions, Dr. Bauer was responsible on behalf of Stanford University for all financial and strategic activities of the School of Medicine, the Stanford University Hospital, the Faculty Practice and the Lucile Packard Children’s Hospital. In the aggregate, the annual budgets of these four entities approximated $1.5 billion. Dr. Bauer has been a professor at Stanford University since 1988. Dr. Bauer received his Bachelor of Science from Northwestern University in 1964 and his M.D. from Northwestern University Medical School in 1967.

Gary A. Brukardt, a director of our Company, serves as President and Chief Executive Officer of Specialty Care Services Group. He previously served as President and Chief Executive Officer of Renal Care Group (NYSE:RCI) from 2003 to 2006. Mr. Brukardt was Executive Vice President and Chief Operating Officer of Renal Care Group from 1996 until 2003. From 1991 to 1996, he served as Executive Vice President of Baptist Health Care Affiliates in Nashville, Tennessee, where he was responsible for all external affairs, such as occupational medicine centers/programs, urgent care, home health care, managed care, corporate health services, management of four rural hospitals and three hospital joint ventures, an ambulatory surgery center and all external physician and hospital relationships. In addition, from 1991 to 1996, Mr. Brukardt served as Chairman of HealthNet Management, Inc., a managed care company. Mr. Brukardt received his Bachelor of Arts at the University of Wisconsin at Oshkosh and his M.B.A. in International Management from Thunderbird, School of Global Management.

Alastair J.T. Clemow, PhD, a director of our Company, serves as President and Chief Executive Officer of Nexgen Spine Inc., a private company developing an artificial spinal implant. Previously, Dr. Clemow served as the President and Chief Executive Officer of Gelifex Inc., a medical device company developing an innovative spinal nucleus replacement implant, which was acquired by Synthes Spine in 2004. Since 2000 Dr. Clemow has been Principal of Tanton Technologies, an organization that provides strategic and technical assessment of new medical device opportunities for large, mid-cap and early stage development companies. Prior to that, Dr. Clemow served in numerous positions with Johnson & Johnson (NYSE:JNJ) from 1981 to 2000, including Vice President of Worldwide Business Development for Ethicon Endo-Surgery Inc., Vice President of New Business Development for Johnson & Johnson Professional Inc., and Director of Research and Development of Johnson & Johnson Orthopedics. Dr. Clemow holds an M.B.A. in Finance from Columbia University and a PhD in Metallurgy from University of Surrey, Guildford, U.K. Dr. Clemow served on the board of Encore Medical Corporation (Nasdaq:ENMC) prior to its merger with Blackstone in November 2006. He serves on the boards of HydroCision Inc., Modigene Inc., Klingler Advanced Aesthetics and BioMedical Enterprises Inc.

Richard O. Martin, PhD, a director of our Company, retired in 2001 as President of Medtronic Physio-Control Corp. (NYSE:MDT), the successor company to Physio-Control International Corporation, the worldwide leader in external defibrillation, monitoring and noninvasive pacing devices. Dr. Martin became President of Physio-Control International Corporation in 1991 when Physio-Control International Corporation was part of Eli-Lilly (NYSE:LLY). During his tenure at Physio-Control International Corporation, Dr. Martin instituted company-wide quality improvement programs, rebuilt the management team after separation from the company’s pharmaceutical parent, and was instrumental in taking the company public in 1995. In September, 1998, Physio-Control International Corporation merged with Medtronic, Inc. Previously, Dr. Martin was with Sulzermedica, Inc., where he was Vice President of Cardiovascular Business Development. Prior to that, he held several senior executive positions in engineering, marketing and sales with Intermedics, Inc. before being named President and Chief Operating Officer of that company in 1985. Dr. Martin also served as Director, President and Chief Operating Officer of Positron Corporation during 1989 and 1990. Before joining the corporate world, he taught at Christian Brothers College and the University of Tennessee. Dr. Martin served on the board of the Northwest affiliate of the American Heart Association and was its Chairman from 1997 to 1999. He served on the board of the Medical Device Manufacturers Association and was its Chairman from 1996 to 1998. He served as a board member of the Washington Council of AeA (formerly American Electronics Association), the U.S.’s largest trade association representing the high tech industry, from 1991 to 2001 and as AeA’s national chairman during 2000 through 2001. Dr. Martin currently serves on the boards of CardioDynamics International Corporation (Nasdaq:CDIC), a company that develops, manufactures and markets noninvasive impedance cardiography diagnostic and monitoring technologies and electrocardiograph electrode sensors; Inovise Medical, a company that develops and markets advanced electrocardiographic systems; Cardiac Dimensions, an early stage company that develops minimally invasive tools for mitral valve repair; Prescient Medical, an early state company developing diagnostic and therapeutic products designed to prevent heart attaches caused by vulnerable plaque; and MDdatacor, a company developing medical data mining software. Dr. Martin served on the board of Encore Medical Corporation prior to its merger with Blackstone in November 2006. Dr. Martin received his BSEE in 1962 from Christian Brothers College; MSEE in 1964 from Notre Dame; and PhD in Electrical Engineering in 1970 from Duke University.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Eugene A. Bauer, Gary Brukardt, Alastair Clemow and Richard Martin, will expire in 2007 at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Gene E. Burleson, Joel Kanter and Kevin Pendergest, will expire in 2008 at the second annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Except for Mr. Kanter and his relationship with Encore Medical Corporation, which was acquired by a blank check company sponsored by Mr. Kanter in 1995 and Mr. Kanter and Mr. Burleson’s relationship to HealthMont, Inc., which was acquired by a private blank check company sponsored by Messrs. Kanter and Burleson in 2000, none of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. Although they were not sponsors of the blank-check corporation that acquired Encore Medical Corporation, Drs. Clemow and Martin have served as members of the board of directors of Encore Medical Corporation since 2003 and 1996, respectively. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Conflicts of Interest

Joel Kanter, our President and a director of our Company, currently owns 25,000 shares of common stock of XLNT, a warrant to purchase 20,000 shares of XLNT common stock at an exercise price of $2.40 per share, and an option to purchase 18,000 shares of XLNT common stock at an exercise price of $4.40 per share. Gene Burleson, our Chief Executive Officer and our Chairman of the Board, currently owns 20,833 shares of Series A Convertible Preferred Stock of XLNT and a warrant to purchase 1,500 shares of XLNT common stock at an exercise price per share of $4.40.

Kevin Pendergest, our Chief Financial Officer and a director of our Company, is the president of Strategic Alliance Network, Inc. (“SAN”), which is currently a party to a consulting agreement with XLNT, pursuant to which for a monthly fee of $25,000 from September 1, 2006, to March 31, 2007, subject to certain renewal terms, SAN is providing consulting and business advisory services to XLNT.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements except that: the initial reports of ownership of Messrs. Burleson, Brukardt, Clemow, Kanter and Pendergest, Drs. Bauer and Martin, and Chicago Investments, Inc. were filed late and one Form 4 filed on June 6, 2006 on behalf of Dr. Martin and Messrs. Burleson and Brukardt was filed late.

Director Independence

Our board of directors has determined that Drs. Bauer, Clemow and Martin and Mr. Brukardt are “independent directors” as defined under Rule 10A-3 of the Exchange Act.

Board of Directors and Committees of the Board

Our board of directors had eighteen meetings during the fiscal year ended December 31, 2006 and acted by unanimous written consent one time. During the fiscal year ended December 31, 2006, each member of the board participated in at least 75% of all board and applicable committee meetings held during the period for which he was a director.

We do not currently have a Compensation Committee. None of our officers or directors currently receive compensation. We will not pay any compensation to any of our directors or officers until following the consummation of a business combination.

Our board of directors has established a Nominating and Corporate Governance Committee and an Audit Committee to devote attention to specific subjects and to assist the board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the board, and leading the board in its annual review of the board’s performance. All members of the Nominating and Corporate Governance Committee qualify as independent under the definition promulgated by the SEC. The Nominating and Corporate Governance Committee had no meetings during 2006. Gary Brukardt, Eugene Bauer and Richard Martin are the current members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors is deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the board, and concern for the long-term interests of the stockholders. A copy of the Nominating and Corporate Governance Committee’s written charter is available on our website at www.echohealthcare.com, and we will also send a copy of such charter to you upon written request.

Audit Committee

The Audit Committee appoints and retains the firm selected to serve as our independent auditors and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; oversees our internal accounting controls; reviews pre-approves all non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor’s independence. Eugene Bauer, Alastair Clemow and Richard Martin are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC, as such standards apply specifically to members of audit committees. The board has determined that Richard Martin is an “audit committee financial expert,” as the SEC has defined that term in Item 401 of Regulation S-K. The Audit Committee had four meetings during 2006.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of our code of conduct and ethics is available on our website at www.echohealthcare.com, and we will also send a copy of such code of conduct and ethics to you upon written request.

Item 11. Executive Compensation

None of our executive officers have received any compensation for services rendered. Commencing on the effective date of our initial public offering and continuing through March 22, 2008, we have agreed to pay Windy City, Inc., an affiliated third party of which Mr. Kanter is president and a director, $7,500 per month for office space, utilities and personnel. Windy City, Inc. has agreed to defer the payment of $5,500 per month of the administrative fees until the consummation of a business combination or the liquidation of our Company. In the event we must liquidate our Company, these fees will not be paid with proceeds of our initial public offering held in trust. This arrangement is being agreed to by Windy City, Inc., the affiliate of Mr. Kanter, for our benefit and is not intended to provide Mr. Kanter compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. No other executive officer or director has a relationship with or interest in Windy City, Inc.

Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

During the fiscal year ended December 31, 2006, the directors did not receive any cash compensation for their service as members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2007, by:

•
each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of its outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock (2)
Eugene A. Bauer	111,607	1.3%
Gene E. Burleson	357,907	4.1%
Gary A. Brukardt	123,449	1.4%
Alastair Clemow	115,308	1.3%
Joel Kanter (3)	118,083	1.3%
Kevin Pendergest	117,158	1.3%
Richard Martin	169,173	1.9%

All directors and executive officers as a group (7 individuals)	1,112,685	12.7%

5% Beneficial Owners:

Chicago Investments, Inc.(4)	449,815	5.1%
D.B. Zwirn & Co., L.P. (5)	475,000	5.4%
Fir Tree, Inc.(6)	573,500	6.6%
The Baupost Group, L.L.C.(7)	684,700	7.8%

(1)	Unless otherwise indicated, the business address of each of the individuals is 8000 Towers Crescent Drive, Suite 1300, Vienna, Virginia 22182.

(2)	Based on 8,750,000 total shares outstanding at March 30, 2007.

(3)	Mr. Kanter is the president and a director of Windy City, Inc. As such, Mr. Kanter exercises discretionary voting power over the 20,427 shares held by Windy City, Inc.

(4)
Based on the Schedule 13G filed on February 14, 2007, Chicago Investments, Inc. has sole voting power over 449,815 shares. Chicago Investments, Inc. is a majority-owned subsidiary of Chicago Holdings, Inc., which is ultimately owned by entities controlled by, or established for the benefit of, the Kanter family (consisting generally of the descendants of Beatrice & Maurice Kanter and Henry & Helen Krakow). Joshua S. Kanter, Joel Kanter’s brother, is the President and a director of both corporations. Joel Kanter is neither an officer nor a director of these entities.

(5)
Based on the Schedule 13G filed on February 6, 2007, D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 159,410 Shares owned by D.B. Zwirn Special Opportunities Fund, L.P. and (ii) 315,590 Shares owned by D.B. Zwirn Special Opportunities Fund, Ltd. The address for each of these parties, other than D.B. Zwirn Special Opportunities Fund, Ltd., is 745 Fifth Avenue, 18th Floor, New York NY 10151. The address for D.B. Zwirn Special Opportunities Fund, Ltd. is c/o Goldman Sachs (Cayman) Trust, Limited, P.O. Box 896 George Town, Harbour Centre, 2nd Floor, Grand Cayman, Cayman Islands, British West Indies.

(6)
Based on the Schedule 13G filed on February 14, 2007, Fir Tree, Inc. share voting power over 400,353 shares with Sapling, LLC and over 173,147 shares with Fir Tree Recovery Master Fund, L.P. The address of Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue 23rd Floor, New York, NY 1001, and the address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(7)
Based on the Schedule 13G filed on February 13, 2007, The Baupost Group, L.L.C., whose address is 10 St. James Avenue, Suite 2000, Boston, Massachusetts 02116, has sole voting power over 684,700 shares.

All of the shares of common stock owned by our initial stockholders prior to our initial public offering were placed into an escrow account maintained by Corporate Stock Transfer, Inc., acting as escrow agent. These shares will be released from escrow in two equal increments:

•	781,250 shares on the expiration of three years from the date of the initial public offering; and

•
781,250 shares on our having completed an initial business combination and the last sale price of our common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after we complete our initial business combination.

The foregoing restrictions are subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, upon death of an escrow depositor, transfers to an estate or beneficiaries, or other specified transfers. Even if transferred under these circumstances, the shares will remain in the escrow account. The shares are releasable from escrow prior to the above dates only if following the initial business combination, we consummate a transaction in which all of the stockholders of the combined entity have the right to exchange their shares of common stock for cash, securities or other property. If the price of our common stock fails to reach the trigger price for the required number of trading days described above, the 781,250 shares subject to this condition will remain in escrow until a transaction is consummated in which all stockholders of the combined entity have the right to exchange their common stock for cash, securities or other property, or until we cease operations.

Certain of the shares to be placed in escrow are subject to performance and market conditions as defined in the agreement, the attainment of which can not be assured, and may be considered contingent shares. As a result, upon placement in escrow, these shares may not be included in the per share calculations. The agreement provides that the shares are to be released to the initial stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting certain performance and market conditions. Accordingly, we may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. (The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $8,984,000. As of December 31, 2006, the value of the shares to be held in escrow and conditioned only by the passage of time, is approximately $5,313,000, based on the unit offering price of $8.00 per unit less the warrant private placement price of $1.20 per warrant.)

During the escrow period, the holders of these shares will not be able to sell or transfer their securities, except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and thus we liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of the initial public offering.

The merger with XLNT Veterinary Care, Inc. is expected to result in a change of control of our Company. See “Risk Factors- Risks Relating to Our Company - We intend to issue shares of our capital stock to complete a business combination with XLNT, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.”

Item 13. Certain Relationships and Transactions

In June of 2005, we issued an aggregate of 2,343,750 shares of common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.01 per share. On November 10, 2005, we effected a four-for-ten reverse stock split, effectively raising the purchase price of our common stock to $.03 per share. On January 29, 2006, we effected a five-for-three stock split, effectively decreasing the purchase price of our common stock to approximately $.02 per share. The sole purpose of the stock splits authorized by our board of directors was to maintain the initial stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering, excluding the underwriters’ exercise of the over-allotment option, if any, because the proposed aggregate offering price of shares of common stock in the initial public offering was modified by our board of directors.

Following the stock splits described above and the transfers noted below, there were 1,562,500 shares of common stock outstanding as of the date prior to our initial public offering as follows:

Name	Number of Shares
Eugene A. Bauer	111,607
Gene E. Burleson (1)	357,907
Gary A. Brukardt (1)(2)	123,449
Alastair Clemow (2)	115,308
Joel Kanter (2)	97,656
Kevin Pendergest (1)	117,158
Richard Martin (2)	169,173
Windy City, Inc. (2)	20,427
Chicago Investments, Inc. (2)	449,815

(1)	In March 2006, Mr. Burleson purchased at the founders’ price 11,615 shares of common stock from Mr. Brukardt and 47,835 shares of common stock from Mr. Pendergest.

(2)
In March 2006, Chicago Investments, Inc. purchased at the founders’ price 918 shares of common stock from Mr. Brukardt, 19,737 shares of common stock from Mr. Clemow, 39,062 shares of common stock from Mr. Kanter, 17,955 shares of common stock from Mr. Martin and 34,540 shares of common stock from Windy City, Inc.

Concurrently with the consummation of our initial public offering, certain of our directors and stockholders purchased a combined total of 458,333 of our warrants from us at a price of $1.20 per warrant. These warrants, which we collectively refer to as the Founding Director Warrants, will not be sold or transferred by the purchasers who initially purchase these warrants from us until the completion of our initial business combination. The $550,000 purchase price of the Founding Director Warrants were added to the proceeds of our initial public offering held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Form 10-K, then the $550,000 purchase price of the Founding Director Warrants will become part of the liquidating distribution to our public stockholders and the Founding Director Warrants will expire worthless. Such warrants were sold pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals.

Prior to our initial public offering, Messrs. Burleson, Pendergest and Brukardt, Dr. Clemow, Dr. Martin, Windy City, Inc. and Chicago Investments, Inc. loaned us a total of $200,000, which was used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD registration fees and legal and accounting fees and expenses. These loans were repaid without interest upon the consummation of our initial public offering.

We have a limited recourse revolving line of credit from certain directors and stockholders under which we may have up to $750,000 of outstanding borrowings at any time. The revolving line of credit terminates upon the earlier of the completion of a business combination or the liquidation of the company. The revolving line of credit bears interest at a rate equal to the rate of interest to be paid on the funds held in the trust account and has no recourse against the funds in the trust account, which funds will be distributed to the public stockholders if we do not consummate a business combination within the requisite time periods.

We have entered into the Amended and Restated Merger Agreement with XLNT, in two of our directors have an ownership interest and with whom one of our directors has entered into a consulting agreement. See “Directors and Executive Officers of the Registrant – Conflicts of Interest.”

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Our Audit Committee of the Board of Directors will review and approve, in advance, all related-party transactions, as required by the SEC or any other regulatory body to which the company is subject.

Item 14. Principal Accountant Fees and Services

Audit Fees

During the fiscal year ended December 31, 2006, we paid our principal accountant $37,000 for the services they performed throughout the year, including in connection with our initial public offering, the financial statements included in the Current Report on Form 8-K filed with the SEC on March 24, 2006, the review of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, the restatement of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and the December 31, 2006 audit and Annual Report on Form 10-K.

Audit-Related Fees

During 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as a part of this Report:

1.	Financial Statements:

Index to Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Change in Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3. Exhibits:

Exhibit No.	Description
1.1
Form of Underwriting Agreement between the Registrant and Morgan Joseph & Co. Inc. (Incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 3, 2006.)

1.2	Form of Selected Dealers Agreement. (Incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2006.)

3.2	By-laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1, filed on July 15, 2005.)

4.1	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005.)

4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005.)

4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005.)

4.4
Form of Warrant Agent Agreement between Corporate Stock Transfer, Inc. and the Registrant. (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.1
Form of Restated Investment Management Trust Agreement between Corporate Stock Transfer, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.2
Form of Stock Escrow Agreement between the Registrant, Corporate Stock Transfer, Inc. and the Existing Stockholders. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.3
Form of Registration Rights Agreement among the Registrant and the Existing Stockholders. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.4	Form of Subordinated Revolving Line of Credit Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 24, 2006.)

10.5	Form of Restated Warrant Purchase Agreement. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.6
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Eugene A. Bauer. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.7
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Gary A. Brukardt. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.8
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Gene E. Burleson. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.9
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Alastair Clemow. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.10
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Joel Kanter. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.11
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Richard Martin. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.12
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Kevin Pendergest. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.13
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Windy City, Inc. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.14
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and Chicago Investments, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.15	Office Services Agreement between the Registrant and Windy City, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Registration on Form S-1, as amended, filed August 25, 2005.)

10.16
Promissory Note, dated June 23, 2005, issued to Gene E. Burleson in the amount of $25,000. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005.)

10.17
Promissory Note, dated July 8, 2005, issued to Windy City, Inc. in the amount of $25,000. (Incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005.)

10.18
Promissory Note, dated July 11, 2005, issued to Kevin Pendergest in the amount of $22,500. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005.)

10.19
Promissory Note, dated July 15, 2005, issued to Richard Martin in the amount of $25,000. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

10.20
Promissory Note, dated July 22, 2005, issued to Alastair Clemow in the amount of $15,000 . (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

10.21
Promissory Note, dated July 28, 2005, issued to Gary A. Brukardt in the amount of $10,000 . (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

10.22
Promissory Note, dated September 26, 2005, issued to Windy City, Inc. in the amount of $13,750. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.23
Promissory Note, dated September 26, 2005, issued to Gene E. Burleson in the amount of $13,750. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.24
Promissory Note, dated January 4, 2006, issued to Chicago Investments, Inc. in the amount of $25,000. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.25
Promissory Note, dated January 17, 2006 issued to Gene E. Burleson in the amount of $25,000. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.26
Form of Unit Option Purchase Agreement by and among the Registrant, Morgan Joseph & Co. and Roth Capital Partners, LLC. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

10.27
Founding Director Warrant Purchase Agreement among the Registrant and Certain Directors of the Registrant. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 24, 2006.)

10.28
Amended and Restated Agreement and Plan of Merger by and among Echo Healthcare Acquisition Corp., Pet DRx Acquisition Company, and XLNT Veterinary Care, Inc., dated February 16, 2007. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 20, 2007.)

14.1	Code of Ethics and Conduct. (Incorporated by reference to Exhibit 14.1 of the Registrant’s Registration Statement on Form S-1, as amended, filed August 25, 2005.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO HEALTHCARE ACQUISITION CORP.
Date: April 2, 2007
	By:	/s/ Gene Burleson
Gene Burleson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gene Burleson
Gene E. Burleson	Chairman and Chief Executive Officer	April 2, 2007

/s/ Joel Kanter
Joel Kanter	President, Secretary and Director (Principal Executive Officer)	April 2, 2007

/s/ Kevin Pendergest
Kevin Pendergest	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	April 2, 2007

/s/ Eugene A. Bauer
Eugene A. Bauer	Director	April 2, 2007

/s/ Gary A. Brukardt
Gary A. Brukardt	Director	April 2, 2007

/s/ Alastair Clemow
Alastair Clemow	Director	April 2, 2007

/s/ Richard Martin
Richard Martin	Director	April 2, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Echo Healthcare Acquisition Corp. And Subsidiary
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm	F-2

Financial statements

Consolidated Balance sheets as of December 31, 2006 and 2005	F-3

Consolidated Statement of Operations for the year ended December 31, 2006, for the period June 10, 2005 (date of inception) through December 31, 2005, and for the period June 10, 2005 (date of inception) through December 31, 2006
F-4

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006 and for the period June 10, 2005 (date of inception) through December 31, 2005	F-5

Consolidated Statement of Cash Flows for the year ended December 31, 2006, for the period June 10, 2005 (date of inception) through December 31, 2005, and for the period June 10, 2005 (date of inception) through December 31, 2006
F-6

Notes to Consolidated financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Echo Healthcare Acquisition Corp.:

We have audited the accompanying balance sheets of Echo Healthcare Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2006, the period from June 10, 2005 (date of inception) through December 31, 2005 and from June 10, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echo Healthcare Acquisition Corp. as of December 31, 2006 and 2005 and the related statements of operations and cash flows for the year ended December 31, 2006, the period from June 10, 2005 (date of inception) through December 31, 2005 and from June 10, 2005 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York
March 30, 2007

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash	$25,847	$14,807
Prepaid expenses	41,104	—
Total current assets	66,951	14,807
Investments held in Trust Fund	56,403,718	—
Deferred offering costs	—	601,413
Deferred acquisition costs	284,878
Total assets	$56,755,547	$616,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accrued expenses	$611,550	$136,052
Derivative liabilities	6,165,250
Notes Payable to Founding Stockholders	—	150,000
Line of Credit from Founding Stockholders	240,300	—
Accrued offering costs	152,713	443,288
Deferred underwriting and other offering costs	2,018,233	—
Total current liabilities	9,188,046	729,340

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $7.84 per share, including accretion of allocated income of $279,267 (net of $143,865 income taxes)	11,263,172	—

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 and 1,562,500 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	156
Additional paid-in capital	36,195,054	24,844
Retained earnings (deficit) accumulated during the development stage	108,400	(138,120)
Total stockholders’ equity (deficiency)	36,304,329	(113,120)
Total liabilities and stockholders’ equity (deficiency)	$56,755,547	$616,220

See notes to consolidated financial statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Statements of Operations

	Year ended December 31, 2006	June 10, 2005 (Date of Inception) through December 31, 2005	June 10, 2005 (Date of Inception) through December 31, 2006

Revenue	$0	$0	$0
Operating expenses	(547,675)	(1,000)	(548,675)
Organization costs	0	(137,120)	(137,120)
Operating loss	(547,675)	(138,120)	(685,795)
Loss on derivative liabilities	(366,776)	0	(366,776)
Interest income	2,116,719	0	2,116,719
Income/(loss) before provision for income taxes	1,202,268	(138,120)	1,064,148
Provision for income taxes	(676,481)	0	(676,481)
Net Income/(loss)	$525,787	$(138,120)	$387,667
Weighted average number of shares outstanding—basic	6,551,798	1,562,500
Net income per share—basic	$0.08	$(0.09)

Net Income	525,787
Weighted average shares outstanding	6,551,798
Shares from assumed conversion of warrants	1,057,473
Weighted average number of shares outstanding - diluted	7,609,271
Net income per share - diluted	$0.07	$(0.09)

See notes to consolidated financial statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficiency)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
Balance - June 10, 2005 (date of inception)	-0-	-0-	-0-	-0-	-0-

Contributions from Founding Stockholders	1,562,500	$156	$24,844		$25,000

Net loss for the period ended December 31, 2005				$(138,120)	(138,120)

Balance - December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion, excludes Derivative Liabilities)	7,187,500	719	52,402,489		52,403,208

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Reclassification of proceeds allocated to warrants - derivatives liability			(5,798,474)		(5,798,474)

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(279,267)	(279,267)

Net income for the year				525,787	525,787

Balance – December 31, 2006	$8,750,000	$875	$36,195,054	$108,400	$36,304,329

See notes to consolidated financial statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows

	January 1, 2006 through December 31, 2006	June 10, 2005 (Date of Inception) through December 31, 2005	June 10, 2005 (Date of Inception) through December 31, 2006
Cash flows from operating activities:
Net income (loss)	$525,787	$(138,120)	$387,667
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on derivative liabilities	366,776		366,776
Changes in:
Prepaid Expenses	(41,104)		(41,104)
Accrued expenses	190,620	136,052	326,671
Net cash generated by operating activities	1,042,079	(2,068)	1,040,010

Cash flows from investing activities:
Increase in Investments held in Trust Fund	(56,403,718)		(56,403,718)
Net cash used in investing activities	(56,403,718)		(56,403,718)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders	50,000	150,000	200,000
Proceeds from Line of Credit from Founding Stockholders	240,300		240,300
Payments on notes payable to Founding Stockholders	(200,000)		(200,000)
Proceeds from sale of common stock to Founding Stockholders	—	25,000	25,000
Gross proceeds from public offering	57,500,000		57,500,000
Proceeds from issuance of underwriter’s purchase option	100		100
Proceeds from sale of warrants to Founding Stockholders	550,000		550,000
Costs of offering	(2,767,721)	(158,125)	(2,925,845)
Net cash provided by financing activities	55,372,679	16,875	55,389,555
Net increase (decrease) in cash	11,040	14,807	25,847
Cash—beginning of period	14,807	0	0
Cash—end of period	$25,847	$14,807	$25,847

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	$(290,575)		$152,713
Accrual of deferred underwriting and other offering costs	$2,018,233	$443,288	$2,018,233
Warrant obligation in connection with sale of units in offering and the warrants underlying the underwriters’ unit purchase option	$5,798,474		$5,798,474
Accrual of deferred acquisition costs	$284,878		$284,878
Income taxes paid	$660,000		$660,000

See notes to consolidated financial statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

Echo Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, or other similar acquisition one or more domestic or international operating businesses in the healthcare industry (“Acquisition”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end. On September 5, 2006, the Company incorporated a wholly-owned subsidiary, PetDRx Acquisition Corp. (“PetDRx Acquisition Corp.”) for the sole purpose of acquiring XLNT Veterinary Care, Inc., as described in Note G below. As of December 31, 2006, there were no assets and liabilities, and there were no activities for the period from September 5, 2006 through December 31, 2006 for PetDRx Acquisition Corp.

On March 16, 2006, the Company amended and restated its Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 shares to 25,000,000 shares.

The registration statement for the Company’s initial public offering of Units (as described in Note C) (“Offering”) was declared effective on March 17, 2006. The Company consummated the Offering on March 22, 2006 and received net cash proceeds of approximately $45,447,000, not inclusive of deferred underwriting and other accrued offering costs (see Notes D and H) on the sale of 6,250,000 Units. On March 27, 2006, the underwriters for the Company’s Offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, not including deferred amounts totaling $225,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward an Acquisition. Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $54,947,000, from the net proceeds of the Offering (including the exercise of the over-allotment option) together with the proceeds from the sale of 458,333 warrants at $1.20 per warrant to the founding directors for $550,000 is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) together with borrowings under the Company’s Working Capital Line of Credit (see Note D) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, now that it has signed a merger agreement with XLNT Veterinary Care, Inc. (“XLNT”), will submit such transaction for stockholders’ approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Acquisition and exercise their conversion rights, the Acquisition will not be consummated.

The Company’s initial stockholders (the “Founding Stockholders”) have agreed to vote their 1,562,500 shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to an Acquisition. After consummation of an Acquisition, these voting safeguards will no longer be applicable.

With respect to an Acquisition that is approved and consummated, any Public Stockholder who voted against such Acquisition may demand that the Company convert its shares into a pro rata share of the Trust Fund. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholders. Accordingly, a portion of the net proceeds from the Offering and the interest earned thereon (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying December 31, 2006 balance sheet. The Company is permitted to seek disbursements of amounts held in the Trust for related tax obligations.

In the event that the Company does not consummate an Acquisition within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s Public Stockholders. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants (“Warrants”) contained in the Units offered in the Offering discussed in Note C).

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

[2]	Deferred offering costs:

Deferred offering costs at December 31, 2005 consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Offering.

[3]	Accrued offering costs:

Accrued offering costs consist of legal, accounting and miscellaneous fees incurred through December 31, 2006 and December 31, 2005 that were related to the Offering and were charged to stockholders’ equity upon completion of the Offering.

[4]	Income taxes:

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

In late March 2006, the net proceeds from the Offering were invested in a taxable U.S. government portfolio. Since the interest generated from the portfolio is fully taxable at the federal level, the Company determined no valuation allowance was necessary as of December 31, 2006.

[5]	Accrued expenses:

Accrued expenses are primarily composed of legal fees $521,000 and printing expenses of $17,000.

[6]	Deferred underwriting and other offering costs:

Deferred underwriting and other offering costs consist of deferred underwriting fees (see Note C), legal and printing fees (see Note H) incurred through December 31, 2006 that were related to the Offering and were charged to stockholders’ equity upon completion of the Offering.

[7]	Income/(Loss) per common share:

Income/(Loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants, aggregating 6,998,954 shares, have been included in the period from March 22, 2006 through December 31, 2006. Potential common shares in connection with the underwriters’ purchase option (see Note C) aggregating 625,000 have not been included because the effect would be antidilutive. The effect of loss on derivative liabilities attributed to warrants was not included in the calculation of adjusted net income for diluted earnings because the effect is antidilutive. Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations (see Note C).

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

Year ended December 31, 2006
Net income	$525,787
Interest income attributable to common stock subject to possible conversion	(279,267)
Pro forma net income attributable to common stockholders not subject to possible conversion	$246,520
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – basic	5,432,495
Pro forma net income per share, excluding shares subject to possible conversion - basic	$0.05

Net income	$525,787
Interest income attributable to common stock subject to possible conversion	(279,267)
Loss on derivative liabilities attributed to warrants*	—
Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$246,520
Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion – basic	5,432,495
Shares from assumed conversion on warrants	1,057,473
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – diluted	6,489,968
Pro forma net income per share, excluding shares subject to possible conversion – diluted	$0.04

*	Not included in calculation as results are anti-dilutive

[8]	New Accounting Pronouncements:

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

In February 2007, FASB issued Financial Accounting Standard No. 159 (“FAS 159”). The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We will be required to adopt FAS 159 in our fiscal year beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 159 will have on our financial statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

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

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. If the freestanding financial instrument is indexed to the issuer’s own stock, the provisions of Emerging Issues Task Force (the “Task Force”) EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), must be applied to determine whether it should be classified as an asset/liability instrument or as an equity instrument. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. Under EITF Issue No. 00-19, if an equity-related financial instrument (1) acquires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or required and (2) the contract does not specify how the contract would be settled in the event the issuer is unable to deliver registered shares, then net-cash settlement is assumed and asset or liability classification is required. While the Warrants to purchase the 7,500,000 shares are indexed to the Company’s common stock, the fact that the shares underlying the Warrants are registered and the Company must maintain an effective registration statement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19, since net cash settlement is assumed if the Company is unable to deliver registered shares. In accordance with EITF 00-19, the 7,187,500 Warrants issued as part of the Units sold in the Offering and the Warrants issued with the underwriters purchase option to purchase 312,500 shares are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s balance sheets and the unrealized changes in the values of these derivatives are shown on the Company’s statements of operations as “Gain (loss) on derivative liabilities.” The fair value of the Warrants, which amounted to $5,798,474 at the issue date was estimated based on the market price of the Units. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

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

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 0.27. The volatility calculation of 27% is based on the four-year volatility of a subgroup of the Russell 2000 Healthcare Index. This volatility rate will likely change in the future. The Company uses the closing market price of the Company’s common stock at the end of each reporting period when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

NOTE C — INITIAL PUBLIC OFFERING

On March 22, 2006, the Company sold 6,250,000 units (“Units”) in the Offering. On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased an additional 937,500 Units. Each Unit consists of one share of the Company’s common stock and one Warrant. Accordingly, 7,187,500 Warrants are outstanding at December 31, 2006. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 17, 2007 or (b) the completion of an Acquisition. The Warrants will expire March 17, 2010. The Warrants will be redeemable, at the Company’s option at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The Company sold to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, the underwriters, an option, for $100, to purchase up to a total of 312,500 units at $10.00 per Unit. The sale of the option has been accounted for as a cost attributable to the Offering. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for recording of the $100 proceeds from the sale and the underlying warrants included in the underwriters’ unit purchase option. The option has been valued at the date of issuance at $484,742, based upon a Black-Scholes model, using an expected life of four years, volatility of 27% and a risk-free interest rate of 4.35%. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its Units, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to this subgroup of the four-year volatility of the Russell 2000 Healthcare Index because its management believes that the volatility of these constituent companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s Units. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless.

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

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

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

NOTE D—NOTES PAYABLE TO AND LINE OF CREDIT FROM FOUNDING STOCKHOLDERS

The Company had issued notes totaling $200,000 to certain of its Founding Stockholders. The notes were satisfied on March 22, 2006.

Certain of the Company’s Founding Stockholders have entered into a limited recourse revolving line of credit agreement (the “Working Capital Line of Credit”), pursuant to which the Company may have up to $750,000 of borrowings outstanding at any time. Amounts outstanding under the Working Capital Line of Credit will bear interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. During the year ended December 31, 2006, this interest rate has ranged from approximately 4.5% to approximately 5.1%.  No interest shall be payable until the principal of the loan becomes payable. The loans under the Working Capital Line of Credit shall be payable only upon the consummation of the initial Acquisition or upon certain events of default. If the Company does not consummate the initial Acquisition within two years following the completion of the offering, the loans under the limited recourse revolving line of credit agreement shall terminate and the payees shall have no right to repayment thereunder. At December 31, 2006, $240,300 had been advanced under this Working Capital Line of Credit. The Company has incurred interest of $5,401 through December 31, 2006, which is included in accrued expenses. The amounts borrowed under the Working Capital Line of Credit incur interest at the same rate of interest earned on the funds held in the Company’s trust account.

NOTE E —RELATED PARTY TRANSACTION

The Company has agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which shall be deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition. If there is no Acquisition, the deferred fees will not be paid. During the year ended December 31, 2006, $50,919 had been recorded as expense. At December 31, 2006, the Company had a liability of $52,919, which is included in accrued expenses. The amounts borrowed under our working capital line of credit accrue interest at the same rate of interest earned on our funds held in trust.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

NOTE F — OFFICERS AND DIRECTORS

The Company’s officers and directors have agreed with Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, that during the first 40 trading day period beginning the later of the date the separate trading of the common stock and the Warrants has commenced or 60 days after the end of the “restricted period,” they or certain of their affiliates or designees collectively will purchase up to $300,000 of Warrants in the public marketplace at prices not to exceed $1.20 per Warrant. They have further agreed that any Warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of an Acquisition. The Company’s officers and directors, in accordance with their agreement with Morgan Joseph & Co. Inc., have purchased the Warrants during the aforementioned 40 trading day period during the months of June and July 2006 and collectively hold 173,848 Warrants as a result of such purchases.

NOTE G —PROPOSED ACQUISITION

On September 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Pet DRx Acquisition Company (“Merger Sub”), a newly formed, wholly-owned subsidiary of the Company, and XLNT, pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. Because the Company will have no other operating business following the Merger, XLNT will effectively become a public company at the conclusion of the Merger. XLNT is headquartered in San Jose, California and operates veterinary care clinics and hospitals in the State of California. On February 16, 2007, the Company, Merger Sub and XLNT entered into an Amended and Restated Merger Agreement(“Amended and Restated Merger Agreement”) (See Note J - Subsequent Event).

The Chief Executive Officer and the President of the Company own shares and warrants of XLNT. In addition, XLNT pays a monthly fee of $25,000 in connection with a consulting agreement which commenced on September 1, 2007, to an entity of which the Chief Financial Officer of the Company is the president.

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

NOTE I — DEFERRED ACQUISTION COSTS

As of December 31, 2006, the Company has accumulated $284,878 in deferred costs related to the proposed acquisition of XLNT. These costs will be capitalized contingent upon the completion of the Merger following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed, these costs will be recorded as expense. Deferred acquisition costs are comprised of legal services provided by Powell Goldstein.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

NOTE J - SUBSEQUENT EVENT

On February 16, 2007, the Company, Merger Sub and XLNT entered into the Amended and Restated Merger Agreement, which included the following significant terms(capitalized terms used but not defined in this report have the meanings given to them in the Amended and Restated Merger Agreement):

•
The formula for the aggregate merger consideration (“Aggregate Merger Consideration”) payable in the merger will include revenues attributable to hospitals or clinics that are acquired by XLNT on or before March 31, 2007.

•
Aggregate Merger Consideration shall be a number of shares of the Company’s common stock equal to the quotient obtained by dividing (1) the sum of (A) two times the lesser of (x) the consolidated gross revenues of XLNT for the year ended December 31, 2006, including the revenues for the year ended December 31, 2006 attributable to hospitals or clinics that are acquired by XLNT prior to the Closing Date (each an “Acquisition Candidate”), and (y) $60.0 million, but in no event less than $57.5 million (“Baseline Revenues”), and (B) the excess over $60.0 million of XLNT’s Baseline Revenues (“Incremental Revenues”), multiplied by 1.15 (the sum of Baseline Revenues and Incremental Revenues being hereinafter referred to as the “Adjusted Baseline Revenues”), plus (C) in the event the threshold requirements for the Management Performance Bonus Pool are met (as described below), an amount equal to (the “Operational Improvement Amount”) the excess of the consolidated gross revenues of XLNT for the annualized period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the 2007 calendar year) immediately preceding the Closing Date, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, over 105% of the Adjusted Baseline Revenues multiplied by (i) 1.15 in the event XLNT’s 2007 Consolidated EBITDA margin for the period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the calendar year) immediately preceding the Closing Date (the “2007 Year-To-Date EBITDA Margin”) has increased by at least 100 basis points over the greater of (x) XLNT’s 2006 adjusted EBITDA margin for the trailing twelve month period ended December 31, 2006, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, and (y) 16.2% (the “2006 Pro Forma EBITDA Margin”) or (ii) 1.33 in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin plus (D) the Net Cash Amount; by (2) the product of (a) the amount of cash in the Company’s trust fund at the Closing (without deduction for amounts paid in connection with obtaining a fairness opinion from a nationally recognized financial advisor and the conversion by the Company’s public stockholders voting against the Merger of up to 19.9% of the Company’s shares of common stock issued in the Offering into a pro rata share of the funds held in the Company’s trust fund established in connection with the Offering) divided by the number of shares of the Company’s common stock then issued and outstanding (excluding therefrom any shares of the Company’s common stock issuable upon the exercise or exchange of other Company securities which by their terms are convertible into or exercisable or exchangeable for the Company’s common stock) multiplied by (b) 1.25. However, the product determined in (2) above shall not exceed $7.20 (as adjusted for events set forth in the merger agreement).

•
The exchange ratio pursuant to which shares of XLNT common stock will be exchanged for shares of Echo common stock will be equal to the quotient of (x) the Aggregate Merger Consideration, divided by the sum of (y) (i) the total number of outstanding shares of XLNT common stock (assuming that all shares of XLNT’s convertible preferred stock are converted into common stock prior to the closing) plus (ii) the number of shares of XLNT common stock issuable upon exercise of all vested and unvested options and warrants, determined using the treasury method of accounting.

•
The parties will calculate the final working capital and net cash amount within 30 days following the closing of the Merger. If the final working capital is positive, then the Company shall issue to the exchange agent such number of additional shares of the Company’s common stock as is equal to the quotient determined by dividing the net cash amount (which shall not exceed the amount by which XLNT’s final working capital is positive and shall be reduced dollar-for-dollar by the amount of cash in the Company’s trust fund in excess of $52.0 million (after payment of all transaction expenses, amounts payable to the Company stockholders requesting redemption and deferred Offering expenses)) by the Company’s common stock per share issue price. In addition, if the requirements for the Management Performance Bonus Pool are met, the Company shall issue to the exchange agent such number of additional shares of the Company’s common stock as is equal to the quotient determined by dividing the Operational Improvement Amount by the Company’s common stock per share issue price. If any additional amounts are determined to be owing following the delivery of a notice of disagreement in accordance with the Amended and Restated Merger Agreement, then certificates for the additional shares of the Company’s common stock (or any cash in lieu of fractional shares) shall be deposited with the exchange agent within 30 days of such determination. In each case discussed above, the number of shares of the Company’s common stock to be delivered to the exchange agent shall be reduced by the number of shares of the Company’s common stock required by the terms of the Amended and Restated Merger Agreement to be delivered to the escrow agent, for distribution by the exchange agent to XLNT’s stockholders in an amount equal to each such stockholder’s pro rata interest in such amount following the 18 month anniversary of the closing of the subject transaction.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

•	XLNT will be permitted to incur up to $15 million in principal amount of indebtedness that carries an interest rate not to exceed thirteen percent (13%).

•	The expiration date of the merger agreement has been extended until March 21, 2008.

•	The companies agreed to delete the covenant in the merger agreement that restricted XLNT to 19,500,000 shares of common stock outstanding.

•
Between the date of signing of the Amended and Restated Merger Agreement and March 31, 2007, XLNT shall not enter into any definitive acquisition agreement with a hospital or clinic it seeks to acquire (each, an “Acquisition Candidate”) unless such definitive acquisition agreement includes a termination right exercisable by the XLNT if XLNT and the Company determine that such Acquisition Candidate will not be able to provide its audited financial statements that will be required by the Company’s Form S-4 (“Significant Acquisition Audits”) on or before May 10, 2007.

•
Between the date of signing of the Amended and Restated Merger Agreement and March 31, 2007, XLNT shall only consummate an acquisition with an Acquisition Candidate if XLNT and the Company determine that such Acquisition Candidate will be able to provide its audited financial statements that constitute Significant Acquisition Audits on or before May 10, 2007.

•
Subsequent to March 31, 2007, XLNT will not enter into any term sheet, letter of intent, definitive acquisition agreement or similar agreements with an Acquisition Candidate or consummate any acquisition with an Acquisition Candidate if the result of taking such action would be to require that any financial information, including, without limitation, any financial statements (whether or not audited), relating to such Acquisition Candidate be included in the proxy statement/prospectus to be filed by the Company or that any of the financial information or then existing disclosure contained or to be contained in the proxy statement/prospectus would be required by applicable requirements of the Securities and Exchange Commission (“SEC”) to be amended in any manner to include information and/or disclosure regarding such Acquisition Candidate.

•
XLNT will provide to the Company XLNT’s historical audits on or before March 31, 2007. XLNT will provide to the Company any other audited financial statements that may be required by the SEC due to any acquisitions of Acquisition Candidates completed subsequent to December 31, 2006 that either individually or in the aggregate meet any significance tests then prescribed by the SEC for determining financial statement disclosure requirements relevant to the Company’s proxy statement/prospectus (“Significant Acquisition Audits”) on or before May 10, 2007. For purposes of the Amended and Restated Merger Agreement, XLNT’s historical audits and the Significant Acquisition Audits are referred to collectively as the “Audited Financial Statements.” In addition, XLNT will provide the Company with XLNT’s unaudited interim financial statements for the quarter ended March 31, 2007 on or before May 10, 2007.

•
On the closing date of the Merger, in the event XLNT shall have complied with certain obligations set forth in the Amended and Restated Merger Agreement relating to the convening of the XLNT stockholder meeting and the delivery by XLNT of the financial statements required for inclusion in the Company’s proxy statement/prospectus, certain members of XLNT’s management team and consultants as designated by the Compensation Committee of XLNT’s board of directors and approved by the Company shall be eligible to participate in a management performance bonus pool (“Management Performance Bonus Pool”) with maximum awards not to exceed $1.0 million in the aggregate. The maximum aggregate awards shall be (i) $500,000 in the event XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 100 basis points over XLNT’s 2006 Pro Forma EBITDA Margin or (ii) $1.0 million in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin.