Form 10-Q
period 2007-03-31
Echo Healthcare Acquisition Corp.
filed 2007-05-15
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2007.

Common Stock, $.0001 par value	8,750,000
(Class)	(Number of shares)

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS

Current Assets:
Cash	$47,274	$25,847
Prepaid expenses	26,937	41,104
Total current assets	74,211	66,951
Investments held in Trust Fund	56,900,062	56,403,718
Deferred acquisition costs	349,644	284,878
Total assets	$57,323,917	$56,755,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$793,828	$611,550
Derivative liabilities		6,165,250
Line of Credit from Founding Stockholders	378,800	240,300
Accrued offering costs	152,713	152,713
Deferred underwriting and other offering costs	2,018,233	2,018,233
Total current liabilities	3,343,574	9,188,046

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion values of approximately $7.90 and $7.84 per share, respectively, including accretion of allocated income of $371,798 and $279,267,respectively, (net of $191,532 and $143,865 income taxes, respectively)	11,355,703	11,263,172

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	875
Additional paid-in capital	42,850,452	36,195,054
(Deficit)/ Retained Earnings accumulated during the development stage	(226,687)	108,400
Total stockholders’ equity	42,624,640	36,304,329
Total liabilities and stockholders’ equity	$57,323,917	$56,755,547

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006	June 10, 2005 (Date of Inception) through March 31, 2007

Revenue	$0	$0	$0
Operating expenses	(195,776)	(26,471)	(744,451)
Organization costs	0	0	(137,120)
Operating loss	(195,776)	(26,471)	(881,571)
Loss on derivative liabilities	(490,148)	(184,237)	(856,924)
Interest income	701,344	61,699	2,818,063
Income before provision for income taxes	15,420	(149,009)	1,079,568
Provision for income taxes	(257,977)	0	(934,458)
Net (loss)/ income	$(242,557)	$(149,009)	$145,110

Weighted average number of shares outstanding—basic	7,968,750	2,222,222

Net loss per share—basic	$(0.03)	$(0.07)

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Capital Deficit)
Balance – June 10, 2005 (date of inception)	-0-	-0-	-0-	-0-	-0-

Contributions from Founding Stockholders	1,562,500	$156	$24,844		$25,000

Net loss for the period ended December 31, 2005				$(138,120)	(138,120)

Balance – December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion, excludes Derivative Liabilities)	7,187,500	719	52,402,489		52,403,208

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Reclassification of proceeds allocated to warrants - derivatives liability			(5,798,474)		(5,798,474)

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(279,267)	(279,267)

Net income for the year				525,787	525,787

Balance – December 31, 2006	8,750,000	$875	$36,195,054	$108,400	$36,304,329

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(92,530)	(92,530)

Reclassification of proceeds allocated to warrants - derivatives liability upon adoption of Warrant Clarification Agreement			6,655,398		6,655,398

Net loss for the period				(242,557)	(242,557)

Balance – March 31, 2007 (unaudited)	8,750,000	$875	$42,850,452	$(226,687)	$42,624,640

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	January 1, 2007 through March 31, 2007	January 1, 2006 through March 31, 2006	June 10, 2005 (Date of Inception) through March 31, 2007
Cash flows from operating activities:
Net (loss)/ income	$(242,557)	$(149,009)	$145,110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on derivative liabilities	490,148	184,237	856,924
Changes in:
Prepaid expenses	14,167	(83,604)	(26,937)
Accrued expenses	117,513	(125,064)	444,184
Net cash provided by (used in) operating activities	379,271	(173,440)	1,419,281

Cash flows from investing activities:
Increase in Investments held in Trust Fund	(496,344)	(55,008,699)	(56,900,062)
Net cash used in investing activities	(496,344)	(55,008,699)	(56,900,062)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders	—	50,000	200,000
Proceeds from Line of Credit from Founding Stockholders	138,500	25,000	378,800
Payments on notes payable to Founding Stockholders	—	(200,000)	(200,000)
Proceeds from sale of common stock to Founding Stockholders	—		25,000
Gross proceeds from public offering	—	57,500,000	57,500,000
Proceeds from issuance of underwriter’s purchase option	—	100	100
Proceeds from sale of warrants to Founding Stockholders	—	550,000	550,000
Costs of offering	—	(2,715,348)	(2,925,845)
Net cash provided by financing activities	138,500	55,209,752	55,528,055
Net increase in cash	21,427	27,613	47,274
Cash—beginning of period	25,847	14,807	0
Cash—end of period	$47,274	$42,420	$47,274

Supplemental disclosure of cash paid for:
Income taxes paid	$205,000	—	$865,000

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	—	$(256,684)	$152,713
Accrual of deferred underwriting and other offering costs	—	$2,018,233	$2,018,233
Accrual of deferred acquisition costs	$64,766	—	$349,664
Warrant obligation in connection with sale of units in offering		$5,982,711	$—
Reclassification of warrants liability to equity	$6,655,398		$6,655,398

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of Echo Healthcare Acquisition Corp. (the “Company”) at March 31, 2007 and for the periods ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the periods ended March 31, 2007 and 2006. Operating results for the interim period presented are not necessarily indicative of the results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on April 2, 2007.

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

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, or other similar acquisition one or more domestic or international operating businesses in the healthcare industry (“Acquisition”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end. On September 5, 2006, the Company incorporated a wholly-owned subsidiary, PetDRx Acquisition Corp. for the sole purpose of acquiring XLNT Veterinary Care, Inc., as described in Note H below. As of March 31, 2007, there were no assets and liabilities and no activity for PetDRx Acquisition Corp.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company will face a mandatory liquidation if a business combination is not consummated by March 21, 2008, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

[2] Income/(Loss) per common share:

Income/(Loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants and options have not been included in the period from January 1, 2007 through March 31, 2007 or the other reporting periods because the effects would be antidilutive. Potential common shares in connection with the underwriters’ purchase option aggregating 625,000 have not been included because the effect would be antidilutive. Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net (loss)	$(242,557)	$(149,009)
Interest income attributable to common stock subject to possible conversion	$(92,530)	$(12,334)
Pro forma net (loss) attributable to common stockholders not subject to possible conversion	$(335,087)	$(161,343)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	$6,531,969	2,072,991
Pro forma net (loss) per share, excluding shares subject to possible conversion - basic	$(0.05)	$(0.08)

[3] Accounting for Warrants and Derivative Instruments

On March 22, 2006, the Company sold 6,250,000 Units in the initial public offering. On March 27, 2006, the underwriters for the initial public offering exercised their over-allotment option and purchased an additional 937,500 Units. Each Unit consists of one share of the Company’s common stock and one warrant (“Warrant”).

The Company sold to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, the underwriters, an option, for $100, to purchase up to a total of 312,500 Units at $10.00 per Unit.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 7,187,500 Warrants issued as part of the Units issued in the Offering were separately accounted for as liabilities. The fair value of these Warrants was shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives was shown on the Company’s statement of operations as “Gain (loss) on derivative liabilities.” The fair value of the Warrants, which amounted to $5,750,000 at the issue date was estimated based on the market price of the Units. To the extent that the market price increased or decreased, the Company’s derivative liabilities also increased or decreased, such changes having an effect on the Company’s statement of operations.

Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates. The underwriter’s purchase option to purchase 312,500 Units is considered an equity instrument, as all criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivatives, the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering, until adoption of a Warrant Clarification Agreement (see below), were are considered a derivative liability. In addition, the founding director warrants to purchase 458,333 shares of common stock are considered equity instruments, as all criteria to be accounted for as an equity instrument have been fulfilled.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. The option to purchase 312,500 Units and the Warrants to purchase an additional 312,500 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. While the Warrants to purchase the additional 312,500 shares are indexed to the Company’s common stock, the fact that the shares underlying the Warrants are registered and the Company must maintain an effective registration statement.  Even though no penalties are provided for if effectiveness is not maintained, there was, prior to the adoption of the Warrant Clarification Agreement (see below), no definitive statement that no net-cash settlement was available, which required the Company to classify these instruments as derivative liabilities in accordance with EITF 00-19, paragraph 14. The embedded derivatives, which are the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering and were considered derivative liabilities. These derivative liabilities were adjusted to fair value at each reporting date and immediately prior to their reclassification (see below).

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

In particular, the Company uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 27%, this volatility-rate will likely change in the future. The Company uses the closing market price of the Company’s common stock at the end of a quarter when a derivative is valued at fair value. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.

The Company entered into a Warrant Clarification Agreement (the “Clarification Agreement”), effective as of March 30, 2007, with its warrant agent, Corporate Stock Transfer, Inc., to make clear that the Company’s warrants are not subject to net cash settlement. The Clarification Agreement states that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to its common stock is not effective, then in no event will the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise “cash settle” any warrant exercise. At the effective date of the Clarification Agreement, for the quarter ended March 31, 2007, the Company had a loss on derivative liabilities of $490,148. As of the effective date, $6,655,398 of derivative liabilities were reclassified to additional paid in capital in stockholders’ equity.

[4] Income Taxes

Currently, the Company’s only item subject to income tax is the interest earned on the cash held in the Trust Fund.

[5] Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provision of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007. Tax returns for the Company’s fiscal years ended December 31, 2006 and 2005 are subject to examination by the Internal Revenue Service.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

[6] New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159 (“FAS 159”). The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We will be required to adopt FAS 159 in our fiscal year beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of FAS 159 will have on our financial statements.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE D — LINE OF CREDIT FROM FOUNDING STOCKHOLDERS

Certain of the Company’s Founding Stockholders have entered into a limited recourse revolving line of credit agreement, (the “Working Capital Line of Credit”), pursuant to which the Company may have up to $750,000 of borrowings outstanding at any time. Amounts outstanding under the Working Capital Line of Credit will bear interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. No interest shall be payable until the principal of the loan becomes payable. The loans under the Working Capital Line of Credit shall be payable only upon the consummation of the initial Acquisition or upon certain events of default. If the Company does not consummate the initial Acquisition within two years following the completion of the Offering, the loans under the Working Capital Line of Credit shall terminate and the payees shall have no right to repayment thereunder. At March 31, 2007, $378,800 had been advanced under this Working Capital Line of Credit. The Company has incurred interest of $9,086 from inception through March 31, 2007, $3,685 for the three months ended March 31, 2007, and $0 for the three months ended March 31, 2006. Interest expense is included in accrued expenses, which is a component of operating expenses in the Company’s condensed consolidated statements of operations.

NOTE E — RELATED PARTY TRANSACTION

The Company has agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which shall be deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition. If there is no Acquisition, the deferred fees will not be paid. During the three months ended March 31, 2007, $22,500 had been recorded as expense, whereas $2,000 and $91,935 had been recorded as expense for the three months ended March 31, 2006 and the period from inception to March 31, 2007 respectively. At March 31, 2007, the Company had a liability of $67,419, which is included in accrued expenses.

During the first quarter ended March 31, 2007, there were payments to directors and officers of $7,509 representing board meeting expenses.

NOTE F —PROPOSED ACQUISITION

On September 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Pet DRx Acquisition Company (“Merger Sub”), a newly formed, wholly-owned subsidiary of the Company, and XLNT Veterinary Care, Inc. (“XLNT”), pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. The Company, Merger Sub and XLNT amended and restated the Merger Agreement on February 16, 2007.   Because the Company will have no other operating business following the merger, XLNT will effectively become a public company at the conclusion of the merger. XLNT is headquartered in San Jose, California and operates as of March 31, 2007, 26 veterinary hospitals and clinics in the State of California.

The Chief Executive Officer and the President of the Company own shares and warrants of XLNT.

Kevin Pendergest, our Chief Financial Officer and a director of our Company, is the president of Strategic Alliance Network, Inc. (“SAN”), which was a party to a consulting agreement with XLNT, pursuant to which for a monthly fee of $25,000 from September 1, 2006, to March 31, 2007, subject to certain renewal terms, SAN provided consulting and business advisory services to XLNT.

Echo Healthcare Acquisition Corp.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Echo has agreed to register the shares of the Company’s common stock representing the Aggregate Merger Consideration on a registration statement on Form S-4.

NOTE G — DEFERRED ACQUISTION COSTS

As of March 31, 2007, the Company has accumulated $349,644 in deferred costs related to the proposed acquisition of XLNT. These costs will be capitalized contingent upon the completion of the Merger following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed, these costs will be recorded as expense. Deferred acquisition costs are comprised of legal services provided by Powell Goldstein.

NOTE H - SUBSEQUENT EVENT

As of May 10, 2007, the Company had drawn an additional $27,000 on its Working Capital Line of Credit for a total of $405,800. In addition, XLNT did not deliver the required financial statements by the March 31 and May 10 deadlines and, as a result, has not complied with the requirements necessary to have the Operational Improvement Amount included in the calculation of Aggregate Merger Consideration or to earn the Management Performance Bonus Pool.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Overview

We were formed on June 10, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses in the healthcare industry. We intend to use cash derived from the net proceeds of our initial public offering, which closed on March 22, 2006, and the exercise by the underwriters of their over-allotment option, which closed on March 27, 2006, together with our limited recourse subordinated revolving line of credit for up to $750,000, or our Working Capital Line of Credit, and any additional financing arrangements that we undertake, to effect a business combination.

Through March 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, and activities related to pursuing potential target businesses; we have not generated any revenues. As of March 31, 2007, we had accrued expenses and accrued offering costs of approximately $793,828 and $152,713 respectively. In addition, we had cash of approximately $47,274 which was principally funded pursuant to a $378,800 draw on our Line of Credit.

As of March 27, 2006, after giving effect to the sale of units pursuant to the Offering and the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, approximately $54,947,000 was held in trust, and we had approximately $233,000 of our offering proceeds not held in trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. For the three months ended March 31, 2007, the funds held in trust had earned $701,344 in interest income.

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

There is a significant estimate related to the valuation of the derivative liabilities through March 30, 2007. This valuation through March 30, 2007 was based on the market value of the Company’s warrants.  The Company also makes a significant estimate in connection with its calculation of the current tax liability.

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

For the three months ended March 31, 2007, we had a net loss of approximately $(243,000) derived primarily from income related to the cash held in our trust account offset by a loss on a change in our derivative liabilities, compared to net income of $35,228 for the period from January 1, 2006, through March 31, 2006.

Developments in Finding a Suitable Business Target

On September 11, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Pet DRx Acquisition Company (“Merger Sub”), our newly formed, wholly-owned subsidiary, and XLNT Veterinary Care, Inc. (“XLNT”), pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. Following the Merger, we anticipate changing our name to Pet DRx Corporation. Because we will have no other operating business following the merger, XLNT will effectively become a public company at the conclusion of the merger. XLNT is headquartered in San Jose, California. XLNT as of March 31, 2007 has 26 veterinary hospitals and clinics operating in four regions in California.

On February 16, 2007, our company, Merger Sub and XLNT entered into the Amended and Restated Merger Agreement, which included the following significant terms (capitalized terms used but not defined in this report have the meanings given to them in the Amended and Restated Merger Agreement):

•
The formula for the aggregate merger consideration (“Aggregate Merger Consideration”) payable in the merger will include revenues attributable to hospitals or clinics that are acquired by XLNT on or before March 31, 2007.

•
Aggregate Merger Consideration shall be a number of shares of our common stock equal to the quotient obtained by dividing (1) the sum of (A) two times the lesser of (x) the consolidated gross revenues of XLNT for the year ended December 31, 2006, including the revenues for the year ended December 31, 2006 attributable to hospitals or clinics that are acquired by XLNT prior to the Closing Date (each an “Acquisition Candidate”), and (y) $60.0 million, but in no event less than $57.5 million (“Baseline Revenues”), and (B) the excess over $60.0 million of XLNT’s Baseline Revenues (“Incremental Revenues”), multiplied by 1.15 (the sum of Baseline Revenues and Incremental Revenues being hereinafter referred to as the “Adjusted Baseline Revenues”), plus (C) in the event the threshold requirements for the Management Performance Bonus Pool are met (as described below), an amount equal to (the “Operational Improvement Amount”) the excess of the consolidated gross revenues of XLNT for the annualized period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the 2007 calendar year) immediately preceding the Closing Date, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, over 105% of the Adjusted Baseline Revenues multiplied by (i) 1.15 in the event XLNT’s 2007 Consolidated EBITDA margin for the period beginning on January 1, 2007 and ending on the last day of the fiscal quarter (based on the calendar year) immediately preceding the Closing Date (the “2007 Year-To-Date EBITDA Margin”) has increased by at least 100 basis points over the greater of (x) XLNT’s 2006 adjusted EBITDA margin for the trailing twelve month period ended December 31, 2006, determined on a pro forma basis to include the revenues for such period attributable to the Completed Acquisitions, and (y) 16.2% (the “2006 Pro Forma EBITDA Margin”) or (ii) 1.33 in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin plus (D) the Net Cash Amount; by (2) the product of (a) the amount of cash in our trust fund at the Closing (without deduction for amounts paid in connection with obtaining a fairness opinion from a nationally recognized financial advisor and the conversion by our public stockholders voting against the Merger of up to 19.9% of our shares of common stock issued in the Offering into a pro rata share of the funds held in our trust fund established in connection with the Offering) divided by the number of shares of our common stock then issued and outstanding (excluding therefrom any shares of our common stock issuable upon the exercise or exchange of our other securities which by their terms are convertible into or exercisable or exchangeable for our common stock) multiplied by (b) 1.25. However, the product determined in (2) above shall not exceed $7.20 (as adjusted for events set forth in the merger agreement).

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

•
The parties will calculate the final working capital and net cash amount within 30 days following the closing of the Merger. If the final working capital is positive, then we shall issue to the exchange agent such number of additional shares of our common stock as is equal to the quotient determined by dividing the net cash amount (which shall not exceed the amount by which XLNT’s final working capital is positive and shall be reduced dollar-for-dollar by the amount of cash in the Company’s trust fund in excess of $52.0 million (after payment of all transaction expenses, amounts payable to the Company stockholders requesting redemption and deferred Offering expenses)) by our common stock per share issue price. In addition, if the requirements for the Management Performance Bonus Pool are met, we shall issue to the exchange agent such number of additional shares of the Company’s common stock as is equal to the quotient determined by dividing the Operational Improvement Amount by the Company’s common stock per share issue price. If any additional amounts are determined to be owing following the delivery of a notice of disagreement in accordance with the Amended and Restated Merger Agreement, then certificates for the additional shares of our common stock (or any cash in lieu of fractional shares) shall be deposited with the exchange agent within 30 days of such determination. In each case discussed above, the number of shares of our common stock to be delivered to the exchange agent shall be reduced by the number of shares of the Company’s common stock required by the terms of the Amended and Restated Merger Agreement to be delivered to the escrow agent, for distribution by the exchange agent to XLNT’s stockholders in an amount equal to each such stockholder’s pro rata interest in such amount following the 18 month anniversary of the closing of the subject transaction.

•	XLNT will be permitted to incur up to $15 million in principal amount of indebtedness that carries an interest rate not to exceed thirteen percent (13%).

•	The expiration date of the merger agreement has been extended until March 21, 2008.

•	The companies agreed to delete the covenant in the merger agreement that restricted XLNT to 19,500,000 shares of common stock outstanding.

•
Between the date of signing of the Amended and Restated Merger Agreement and March 31, 2007, XLNT shall not enter into any definitive acquisition agreement with a hospital or clinic it seeks to acquire (each, an “Acquisition Candidate”) unless such definitive acquisition agreement includes a termination right exercisable by the XLNT if XLNT and we determine that such Acquisition Candidate will not be able to provide its audited financial statements that will be required by our Form S-4 (“Significant Acquisition Audits”) on or before May 10, 2007.

•
Between the date of signing of the Amended and Restated Merger Agreement and March 31, 2007, XLNT shall only consummate an acquisition with an Acquisition Candidate if XLNT and we determine that such Acquisition Candidate will be able to provide its audited financial statements that constitute Significant Acquisition Audits on or before May 10, 2007.

•
Subsequent to March 31, 2007, XLNT will not enter into any term sheet, letter of intent, definitive acquisition agreement or similar agreements with an Acquisition Candidate or consummate any acquisition with an Acquisition Candidate if the result of taking such action would be to require that any financial information, including, without limitation, any financial statements (whether or not audited), relating to such Acquisition Candidate be included in the proxy statement/prospectus to be filed by us or that any of the financial information or then existing disclosure contained or to be contained in the proxy statement/prospectus would be required by applicable requirements of the Securities and Exchange Commission (“SEC”) to be amended in any manner to include information and/or disclosure regarding such Acquisition Candidate.

•
XLNT will provide to us XLNT’s historical audits on or before March 31, 2007. XLNT will provide to us any other audited financial statements that may be required by the SEC due to any acquisitions of Acquisition Candidates completed subsequent to December 31, 2006 that either individually or in the aggregate meet any significance tests then prescribed by the SEC for determining financial statement disclosure requirements relevant to our proxy statement/prospectus (“Significant Acquisition Audits”) on or before May 10, 2007. For purposes of the Amended and Restated Merger Agreement, XLNT’s historical audits and the Significant Acquisition Audits are referred to collectively as the “Audited Financial Statements.” In addition, XLNT will provide us with XLNT’s unaudited interim financial statements for the quarter ended March 31, 2007 on or before May 10, 2007.

•
On the closing date of the Merger, in the event XLNT shall have complied with certain obligations set forth in the Amended and Restated Merger Agreement relating to the convening of the XLNT stockholder meeting and the delivery by XLNT of the financial statements required for inclusion in our proxy statement/prospectus, certain members of XLNT’s management team and consultants as designated by the Compensation Committee of XLNT’s board of directors and approved by us shall be eligible to participate in a management performance bonus pool (“Management Performance Bonus Pool”) with maximum awards not to exceed $1.0 million in the aggregate. The maximum aggregate awards shall be (i) $500,000 in the event XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 100 basis points over XLNT’s 2006 Pro Forma EBITDA Margin or (ii) $1.0 million in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin.

We have agreed to register the shares of our common stock representing the Aggregate Merger Consideration on a registration statement on Form S-4.

XLNT did not deliver the required financial statements by the March 31 and May 10 deadlines and, as a result, has not complied with the requirements necessary to have the Operational Improvement Amount included in the calculation of Aggregate Merger Consideration or to earn the Management Performance Bonus Pool.

In connection with the evaluation of the Merger, our Board of Directors appointed a special committee (“Special Committee”) consisting of independent directors Eugene A. Bauer, Gary A. Brukardt, Alastair J. Clemow, and Dr. Richard O. Martin. The Merger Agreement, the Amended and Restated Merger Agreement, and the transactions contemplated thereby were approved unanimously by our Board of Directors upon the unanimous recommendation of the Special Committee of our Board of Directors.

We and XLNT have made customary representations, warranties and covenants in the Amended and Restated Merger Agreement. XLNT’s obligations are conditioned upon the accuracy of our representations and warranties and each of our founding stockholders executing a lock-up agreement. Similarly, our obligations are conditioned upon the accuracy of XLNT’s representations and warranties and the execution by certain of XLNT’s stockholders of a lock-up agreement. All required lock-up agreements have been executed. Certain of XLNT’s stockholders who collectively beneficially own in excess of 50% of XLNT’s total outstanding voting power approved the Amended and Restated Merger Agreement and the Merger by a written consent in lieu of a meeting effective on March 5, 2007. The parties presently expect to close the Merger in the fourth quarter of 2007.

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

The Merger Agreement may be terminated by either party upon the occurrence of any of the following:

•
if the Merger has not occurred by March 21, 2008 (provided that this termination date shall be reduced by each day XLNT delivers certain required historical audited financial statements in advance of December 15, 2006);

•	if a governmental entity has issued a non-appealable final decree, order or ruling or other final action permanently restraining or otherwise prohibiting the Merger;

•	Our stockholders reject the proposed transaction (provided that such right to terminate shall be predicated on our Board’s continued support of transaction); or

•	Holders of 20% or more of our common stock exercise their conversion rights.

XLNT can terminate the Merger Agreement upon the occurrence of any of the following:

•	we have breached any of our representations, warranties or covenants and any curable breach has not been cured by thirty days after XLNT notifies us of such breach;

•	If XLNT’s stockholders fail to approve (provided that such right to terminate shall be predicated on the XLNT Board’s continued support of transaction).

We can terminate the Merger Agreement upon the occurrence of any of the following:

•	XLNT has breached any of its representations, warranties or covenants and any curable breach has not been cured by thirty days after we notify XLNT of such breach;

•	XLNT fails to deliver certain required historical audited financial statements by March 31, 2007; and

•
XLNT’s annualized trailing twelve months revenue as of December 31, 2006 (together with any Acquisition Candidates) is less than $57,500,000 or the annualized consolidated hospital EBITDA for XLNT (together with any Acquisition Candidates) based on the trailing twelve month period ending December 31, 2006 is less than $9,775,000, which termination right shall be exercisable within five (5) business days after: (a) XLNT notifies us that XLNT does not reasonably believe that it will meet one of the foregoing targets; or (b) March 31, 2007 if either or both of the targets are not met due to the failure by XLNT to complete the acquisition of certain acquisition candidates.

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

The XLNT Affiliates have also agreed to vote against (i) any action, transaction, proposal, agreement or amendment to XLNT’s charter or bylaws that would be reasonably expected to materially prevent, impede, or adversely affect the Merger or any related transactions, and (ii) any competing proposal to acquire XLNT. The XLNT Affiliates have granted us an irrevocable proxy with respect to the foregoing matters. The XLNT Affiliates also agree to a “no-shop” provision and to not deposit their shares in a voting trust.

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

We believe that we have sufficient funds available under our Working Capital Line of Credit to allow us to operate through March 22, 2008, assuming that a business combination is not consummated by that date. Over this time period, we anticipate making the following expenditures:

•	approximately $20,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target business;

•	approximately $50,000 of expenses in legal and accounting fees relating to our reporting obligations to the SEC;

•
approximately $275,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•
approximately $24,000 for administrative fees relating to office space for twelve (12) months. However, an additional $66,000 in the administrative fees will be deferred and shall be payable upon the consummation of a business combination. In the event we must liquidate our company prior to such a business combination, these fees will not be paid with proceeds of our public offering held in trust.

At March 31, 2007, we had total assets of $57,323,917, stockholders’ equity of $42,624,640 (not including $11,355,703 that may be converted to cash by stockholders voting against a business combination) and a Line of Credit obligation of $378,800.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$378,800	$378,800	$	$—	$—
Administrative Fees Obligations (2)	90,000	90,000		—	—
Total	$468,800	$468,800	$	$—	$—

(1)
As of March 31, 2007, we had drawn $378,800 on our Working Capital Line of Credit which will become due at the consummation of a business combination, which could occur in less than one year and may occur as late as March 21, 2008.

(2)
The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which is deferred until the consummation of a business combination.

During the first quarter ended March 31, 2007, there were payments to directors and officers of $7,509 representing board meeting expenses.

Risk Factors that May Affect Future Results

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2006 filed April 2, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of March 31, 2007.

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

Item 1A. Risk Factors

We filed an annual report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission on April 2, 2007, which describes our risk factors. We have not experienced any material changes from the risk factors previously disclosed on our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We entered into a Warrant Clarification Agreement (the “Clarification Agreement”), effective as of March 30, 2007, with our warrant agent, Corporate Stock Transfer, Inc. (“Warrant Agent”), to amend that certain Warrant Agent Agreement, dated as of March 17, 2006 (the “Warrant Agreement”), by and between Echo and the Warrant Agent, to make clear that our warrants issued in our initial public offering are not subject to net cash settlement. The Clarification Agreement amends the Warrant Agreement to provide that if we are unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to its common stock is not effective, then in no event will we be obligated to pay cash or other consideration to the holders of warrants or otherwise “cash settle” any warrant exercise. Except as set forth in the Clarification Agreement, provisions of the Warrant Agreement that are not inconsistent with the Clarification Agreement shall remain in full force and effect.

A copy of the Clarification Agreement is attached to this report as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits

10.1
Amended and Restated Agreement and Plan of Merger by and among Echo Healthcare Acquisition Corp., Pet DRx Acquisition Company, and XLNT Veterinary Care, Inc., dated February 16, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2007).

10.2
Warrant Clarification Agreement, effective as of March 30, 2007, to the Warrant Agent Agreement, dated as of March 17, 2006, by and between Echo Healthcare Acquisition Corp., a Delaware corporation, and Corporate Stock Transfer, Inc., a Colorado corporation.

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

ECHO HEALTHCARE ACQUISITION CORP.
Registrant

Date: May 15, 2007	By:	/s/ GENE E. BURLESON

Gene E. Burleson Chief Executive Officer

Date: May 15, 2007	By:	/s/ KEVIN PENDERGEST

Kevin Pendergest Chief Financial Officer