Form 10-Q
period 2007-06-30
Echo Healthcare Acquisition Corp.
filed 2007-08-14
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2007.

Common Stock, $.0001 par value	8,750,000
(Class)	(Number of shares)

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current Assets:
Cash	$29,020	$25,847
Prepaid expenses	12,771	41,104
Total current assets	47,791	66,951
Investments held in Trust Fund	57,615,030	56,403,718
Deferred acquisition costs	379,527	284,878
Total assets	$58,036,348	$56,755,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$1,263,056	$611,550
Derivative liabilities	-	6,165,250
Line of Credit from Founding Stockholders	443,100	240,300
Accrued offering costs	152,713	152,713
Deferred underwriting and other offering costs	2,018,233	2,018,233
Total current liabilities	3,877,102	9,188,046

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion values of approximately $7.97 and $7.84 per share, respectively, including accretion of allocated income of $466,127 and $279,267,respectively, (net of $240,126 and $143,865 income taxes, respectively)	11,450,032	11,263,172

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	875
Additional paid-in capital	42,850,452	36,195,054
(Deficit)/Earnings accumulated during the development stage	(142,113)	108,400
Total stockholders’ equity	42,709,214	36,304,329
Total liabilities and stockholders’ equity	$58,036,348	$56,755,547

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Three Months ended June 30, 2007	Three Months ended June 30, 2006	June 10, 2005 (Date of Inception) through June 30, 2007

Revenue	$0	$0	$0	$0	$0
Operating expenses	(488,751)	(154,075)	(292,975)	(127,604)	(1,037,426)
Organization costs	0	0	0	0	(137,120)
Operating loss	(488,751)	(154,075)	(292,975)	(127,604)	(1,174,546)
Gain/(Loss) on derivative liabilities	(490,148)	215,625	0	399,862	(856,924)
Interest income	1,416,312	703,806	714,968	642,108	3,533,030
Income before provision for income taxes	437,413	765,356	421,993	914,366	1,501,560
Provision for income taxes	(501,066)	(139,948)	(243,089)	(139,948)	(1,177,546)
Net (loss)/ income	$(63,653)	$625,408	$178,904	$774,418	$324,014

Weighted average number of shares outstanding—basic	7,968,750	5,111,360	7,968,750	7,968,750

Net (Loss)/Income per share—basic	$(0.01)	$0.10	$0.02	$0.10
Net Income		$625,408	$178,904	$774,418

Gain on derivative liabilities attributed to warrants		(215,625)	0	(399,862)

Adjusted net income - for diluted earnings		409,873	178,904	374,556
Weighted average shares outstanding		5,111,360	7,968,750	7,968,750
Shares from assumed conversion of warrants		692,232	1,724,781	1,275,232
Weighted average number of shares outstanding - diluted		5,803,592	9,693,531	9,243,982
Net income per share - diluted		$0.07	$0.02	$0.04

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock			Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Additional Paid-In Capital	Development Stage	Equity (Capital Deficit)

Balance - June 10, 2005 (date of inception)	-0-	-0-	-0-	-0-	-0-

Contributions from Founding Stockholders	1,562,500	$156	$24,844		$25,000

Net loss for the period ended December 31, 2005				$(138,120)	(138,120)

Balance - December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion, excludes Derivative Liabilities)	7,187,500	719	52,402,489		52,403,208

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Reclassification of proceeds allocated to warrants - derivatives liability			(5,798,474)		(5,798,474)

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(279,267)	(279,267)

Net income for the year				525,787	525,787

Balance - December 31, 2006	8,750,000	$875	$36,195,054	$108,400	$36,304,329

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(186,860)	(186,860)

Reclassification of proceeds allocated to warrants - derivatives liability upon adoption of Warrant Clarification Agreement			6,655,398		6,655,398

Net loss for the period				(63,653)	(63,653)

Balance -
June 30, 2007 (unaudited)	8,750,000	$875	$42,850,452	$(142,113)	$42,709,214

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	January 1, 2007 through June 30, 2007	January 1, 2006 through June 30, 2006	June 10, 2005 (Date of Inception) through June 30, 2007
Cash flows from operating activities:
Net (loss)/ income	$(63,653)	$625,408	$324,014
Adjustments to reconcile net income (loss) to net cash used by operating activities:
(Loss)/Gain on derivative liabilities	490,148	(215,625)	856,924
Changes in:
Prepaid expenses	28,333	(69,438)	(12,771)
Accrued expenses	556,857	83,497	883,528
Net cash provided by operating activities	1,011,685	423,842	2,051,695

Cash flows from investing activities:
Increase in Investments held in Trust Fund	(1,211,312)	(55,650,806)	(57,615,030)
Net cash used in investing activities	(1,211,312)	(55,650,806)	(57,615,030)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders	--	50,000	200,000
Proceeds from Line of Credit from Founding Stockholders	202,800	105,700	443,100
Payments on notes payable to Founding Stockholders	--	(200,000)	(200,000)
Proceeds from sale of common stock to Founding Stockholders	--	--	25,000
Gross proceeds from public offering	--	57,500,000	57,500,000
Proceeds from issuance of underwriter’s purchase option	--	100	100
Proceeds from sale of warrants to Founding Stockholders	--	550,000	550,000
Costs of offering	--	(2,767,721)	(2,925,845)
Net cash provided by financing activities	202,800	55,238,079	55,592,355

Net increase in cash	3,173	11,115	29,020
Cash—beginning of period	25,847	14,807	--
Cash—end of period	$29,020	$25,922	$29,020

Supplemental disclosure of cash paid for:
Income taxes paid	$205,000	--	$865,000

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	--	$(290,575)	$152,713
Accrual of deferred underwriting and other offering costs	$--	$2,018,233	$2,018,233
Accrual of deferred acquisition costs	$94,649	--	$379,527
Warrant obligation in connection with sale of units in offering	$--	$5,798,474	--
Reclassification of warrants liability to equity	$6,655,398	--	$6,655,398

See Notes to Condensed Consolidated Financial Statements.

NOTE A—BASIS OF PRESENTATION

The financial statements of Echo Healthcare Acquisition Corp. (the “Company” or “Echo”) as of June 30, 2007 and for the periods ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the periods ended June 30, 2007 and 2006. Operating results for the interim period presented are not necessarily indicative of the results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on April 2, 2007.

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

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, or other similar acquisition one or more domestic or international operating businesses in the healthcare industry (“Acquisition”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end. On September 5, 2006, the Company incorporated a wholly-owned subsidiary, PetDRx Acquisition Corp. ("PetDRx Acquisition Corp.") for the sole purpose of acquiring XLNT Veterinary Care, Inc.  As of June 30, 2007, there were no assets and liabilities and no activity for PetDRx Acquisition Corp.

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

[2] Income/(Loss) per common share:

Income/(Loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants and options, aggregating 1,724,781, have been included in the period from April 1, 2007 through June 30, 2007. The potential shares are not included in the other reporting periods where the effect would be antidilutive. Potential common shares in connection with the underwriters’ purchase option aggregating 625,000 have not been included because the effect would be antidilutive. Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations.

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Six months ended June 30, 2007	Six months ended June 30, 2006	Three months ended June 30, 2007	Three months ended June 30, 2006
Net income (Loss)	$(63,653)	$625,408	$178,904	$774,418

Interest income net of taxes attributable to common stock subject to possible conversion	$(186,860)	$(92,856)	$(94,330)	$(80,522)

Pro forma net income/loss attributable to common stockholders not subject to possible conversion	$(250,513)	$532,552	$84,574	$693,896

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	6,531,969	4,314,798	6,531,969	6,531,969

Pro forma net income/loss per share, excluding shares subject to possible conversion - basic	$(0.04)	$0.12	$0.01	$0.11

Net income		$625,408	$178,904	$774,418

Interest income net of taxes attributable to common stock subject to possible conversion		(92,856)	(94,330)	(80,522)

Gain on derivative liabilities attributed to warrants		(215,625)	--	(399,862)

Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants		$316,927	$84,574	$294,034

Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion - basic		4,314,798	6,531,969	6,531,969

Shares from assumed conversion on warrants		692,232	1,724,781	1,275,232

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - diluted		5,007,030	8,256,750	7,807,201

Pro forma net income per share, excluding shares subject to possible conversion - diluted		$0.06	$0.01	$0.04

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 7,187,500 Warrants issued as part of the Units issued in the Offering are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown on the Company’s statement of operations as “Gain (loss) on derivative liabilities.” The fair value of the Warrants, which amounted to $5,750,000 at the issue date was estimated based on the market price of the Units. To the extent that the market price increased or decreased, the Company’s derivative liabilities also increased or decreased, including the effect on the Company’s statement of operations.

Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates. The underwriter’s purchase option to purchase 312,500 Units is considered an equity instrument, as all criteria to be accounted for as an equity instrument have been fulfilled. The embedded derivatives, the Warrants to purchase 312,500 shares for $6.00 each, follow the same accounting guidelines as the Warrants issued in the initial public offering until adoption of a Warrant Clarification Agreement (see below), were considered a derivative liability. In addition, the founding director warrants to purchase 458,333 shares of common stock are considered equity instruments, as all criteria to be accounted for as an equity instrument have been fulfilled.

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

The Company entered into a Warrant Clarification Agreement (the “Clarification Agreement”), effective as of March 30, 2007, with its warrant agent, Corporate Stock Transfer, Inc., to make clear that the Company’s warrants are not subject to net cash settlement. The Clarification Agreement states that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to its common stock is not effective, then in no event will the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise “cash settle” any warrant exercise. Prior to the effective date of the Clarification Agreement, for the six months ended June 30, 2007, the Company had a loss on derivative liabilities of $490,148. As of the effective date, $6,655,398 of derivative liabilities were reclassified to additional paid in capital in stockholders’ equity.

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

The Company recorded a deferred income tax asset for the tax effect of operating costs and temporary differences, aggregating approximately $353,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2007.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

[5] Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provision of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and six months ended June 30, 2007. Tax returns for the Company’s fiscal years ended December 31, 2006 and 2005 are subject to examination by the Internal Revenue Service.

[6] New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

NOTE D — LINE OF CREDIT FROM FOUNDING STOCKHOLDERS

Certain of the Company’s Founding Stockholders have entered into a limited recourse revolving line of credit agreement, (the “Working Capital Line of Credit”), pursuant to which the Company may have up to $750,000 of borrowings outstanding at any time. Amounts outstanding under the Working Capital Line of Credit will bear interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. No interest shall be payable until the principal of the loan becomes payable. The loans under the Working Capital Line of Credit shall be payable only upon the consummation of the initial Acquisition or upon certain events of default. If the Company does not consummate the initial Acquisition within two years following the completion of the Offering, the loans under the Working Capital Line of Credit shall terminate and the payees shall have no right to repayment thereunder. At June 30, 2007, $443,100 had been advanced under this Working Capital Line of Credit. The Company has incurred interest of $14,410 from inception through June 30, 2007, $5,324 for the three months ended June 30, 2007, and $1,135 for the three months ended June 30, 2006. Interest expense is included in accrued expenses, which is a component of operating expenses in the Company’s condensed consolidated statements of operations. As of August 1, 2007, the Company had drawn an additional $5,600 on its Working Capital Line of Credit for a total of $448,700.

NOTE E — RELATED PARTY TRANSACTION

The Company has agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which shall be deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition. If there is no Acquisition, the deferred fees will not be paid. During the three months ended June 30, 2007, $22,500 had been recorded as expense, whereas $24,435 and $113,919 had been recorded as expense for the three months ended June 30, 2006 and the period from inception to June 30, 2007 respectively. At June 30 2007, the Company had a liability of $89,919 which is included in accrued expenses.

During the six months ended June 30, 2007, there were payments to directors and officers of $19,828 representing board meeting expenses.

NOTE F —PROPOSED ACQUISITION

On September 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Pet DRx Acquisition Company (“Merger Sub”), a newly formed, wholly-owned subsidiary of the Company, and XLNT Veterinary Care, Inc. (“XLNT”), pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. Because the Company will have no other operating business following the merger, XLNT will effectively become a public company at the conclusion of the merger. XLNT is headquartered in San Jose, California and operates as of June 30, 2007, 26 veterinary hospitals and clinics in the State of California.

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

On July 26, 2007, Echo filed a registration statement on Form S-4 registering the shares of the Company’s common stock representing the Aggregate Merger Consideration.

NOTE G — DEFERRED ACQUISTION COSTS

As of June 30, 2007, the Company has accumulated $379,527 in deferred costs related to the proposed acquisition of XLNT. These costs will be capitalized contingent upon the completion of the Merger following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed, these costs will be recorded as expense. Deferred acquisition costs are comprised of legal services provided by Powell Goldstein.

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

Through June 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, and activities related to pursuing potential target businesses; we have not generated any revenues. As of June 30, 2007, we had accrued expenses and accrued offering costs of approximately $1,263,056 and $152,713 respectively. In addition, we had cash of approximately $29,020 which was principally funded pursuant to a $443,100 draw on our Working Capital Line of Credit.

As of March 27, 2006, after giving effect to the sale of units pursuant to the Offering and the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, approximately $54,947,000 was held in trust, and we had approximately $233,000 of our offering proceeds not held in trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. For the three and six months ended June 30, 2007, the funds held in trust had earned $714,418 and $1,416,312, respectively, in interest income.

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

For the six months ended June 30, 2007, we had a net loss of approximately $(63,653) derived primarily from income related to the cash held in our trust account offset by a loss on a change in our derivative liabilities, and the accrual of legal and administrative expenses compared to net income of $625,408 for the period from January 1, 2006, through June 30, 2006 which was primarily derived from a gain on the derivative liabilities and interest income related to the cash held in our trust account.

For the three months ended June 30, 2007, we had net income of approximately $178,904 derived primarily from income related to the cash held in our trust account offset by the accrual of legal and administrative expenses compared to net income of $774,418 for the period from April 1, 2006, through June 30, 2006 which was primarily derived from a gain on the derivative liabilities and interest income related to the cash held in our trust account.

Developments in Finding a Suitable Business Target

As discussed in Note F to the financial statements above, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Pet DRx Acquisition Company (“Merger Sub”), our newly formed, wholly-owned subsidiary, and XLNT Veterinary Care, Inc. (“XLNT”) on September 11, 2006. Pursuant to the Merger Agreement, Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity.

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

In addition to the Merger, we also plan to seek stockholder approval of the payment, out of proceeds currently held in trust, upon the consummation of the Merger, of the consulting fees incurred by Windy City, Inc., or Windy City, for the benefit of Echo pursuant to Windy City’s engagement of Strategic Alliance Network, a company  our Chief Financial Officer founded and for which he currently serves as President. In connection with our formation and initial public offering, Windy City, Inc., an entity controlled by Joel Kanter, our President, entered into an Office Services Agreement with Echo pursuant to which Windy City agreed to provide Echo with office space and office services in connection with Echo’s efforts to identify and acquire a suitable business combination candidate. Echo agreed to pay Windy City a monthly fee of $7,500 in connection with the foregoing, $5,500 of which shall be deferred until completion of Echo’s initial business combination. Subsequently, in light of the complexity of the accounting and auditing requirements necessary to complete this proxy statement/prospectus, Windy City determined that it was appropriate to retain the services of Strategic Alliance Network, a company  that Kevin Pendergest, our Chief Financial Officer, founded and for which he currently serves as President. Windy City agreed to pay Strategic Alliance Network a monthly fee of $10,000, commencing in April 2007 and continuing through the date of consummation or termination of the merger with XLNT, $3,000 of which shall be deferred until the date of consummation or termination of the merger with XLNT. In addition, Strategic Alliance Network was previously retained by XLNT for similar services and was paid a monthly fee of $25,000 from September 1, 2006 through March 2007. From April 2007 though the date of consummation or termination of the merger with Echo, XLNT has agreed to pay Strategic Alliance network a monthly fee of $15,000. In connection with Echo’s initial public offering, Echo agreed not to pay a salary or other compensation to its officers or directors for services rendered by them on Echo’s behalf prior to or in connection with a business combination. We plan to seek stockholder approval to approve the reimbursement of Windy City by Echo out of proceeds currently held in trust, upon the consummation of the merger contemplated by the merger proposal, of the consulting fees paid by Windy City to Strategic Alliance Network. For further information, refer to our proxy statement/prospectus on Form S-4 filed with the Securities and Exchange Commission on July 26, 2007.

Liquidity and Capital Resources

We will use portions of the net proceeds discussed above to pay deferred and accrued transaction costs. The remaining funds held in the trust account will be used to fund the operations and growth of the target business.

We believe that we have sufficient funds available under our Working Capital Line of Credit to allow us to operate through March 22, 2008, assuming that a business combination is not consummated by that date. Over this time period, we anticipate making the following expenditures:

•	approximately $20,000 for reimbursement of out-of-pocket expenses for the due diligence and investigation of a target business;

•	approximately $40,000 of expenses in legal and accounting fees relating to our reporting obligations to the SEC;

•
approximately $230,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•
approximately $18,000 for administrative fees relating to office space for twelve (12) months. However, an additional $49,500 in the administrative fees will be deferred and shall be payable upon the consummation of a business combination. In the event we must liquidate our company prior to such a business combination, these fees will not be paid with proceeds of our public offering held in trust.

At June 30, 2007, we had total assets of $58,036,348, stockholders’ equity of $42,709,214 (not including $11,450,032 that may be converted to cash by stockholders voting against a business combination) and a Line of Credit obligation of $443,100.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short Term debt (1)	$443,100	$443,100	$	$-	$-
Administrative Fees Obligations (2)	$67,500	$67,500		-	-
Total	$510,600	$510,600	$	$-	$-

(1)    As of June 30, 2007, we had drawn $443,100 on our Working Capital Line of Credit which will become due at the consummation of a business combination, which could occur in less than one year and may occur as late as March 21, 2008.

(2)    The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which is deferred until the consummation of a business combination.

During the six months ended June 30, 2007, there were payments to directors and officers of $19,828 representing board meeting expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of June 30, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We entered into a First Amendment to Subordinated Revolving Line of Credit Agreement (the “First Amendment”), dated as of August 11, 2007, with certain lenders set forth on Schedule A of the Subordinated Revolving Line of Credit Agreement, to amend the due date to March 22, 2008.

A copy of the First Amendment is attached to this report as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

10.1
First Amendment to Subordinated Revolving Line of Credit Agreement, dated as of August 11, 2007, by and between Echo Healthcare Acquisition Corp., a Delaware corporation, and certain lenders set forth on Schedule A of the Subordinated Revolving Line of Credit Agreement.

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

ECHO HEALTHCARE ACQUISITION CORP.
Registrant

Date: August 14, 2007	By: /S/ JOEL KANTER
Joel Kanter
President

Date: August 14, 2007	By: /S/ KEVIN PENDERGEST
Kevin Pendergest
Chief Financial Officer