Form 10-Q
period 2007-09-30
Echo Healthcare Acquisition Corp.
filed 2007-11-14
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November ●, 2007.

Common Stock, $.0001 par value	8,750,000
(Class)	(Number of shares)

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements
Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current Assets:
Cash	$49,852	$25,847
Prepaid expenses	13,544	41,104
Total current assets	63,396	66,951
Investments held in Trust Fund	57,999,440	56,403,718
Deferred acquisition costs	379,527	284,878
Total assets	$58,442,363	$56,755,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$1,849,431	$611,550
Derivative liabilities	-	6,165,250
Line of Credit from Founding Stockholders	608,700	240,300
Accrued offering costs	152,713	152,713
Deferred underwriting and other offering costs	2,018,233	2,018,233
Total current liabilities	4,629,077	9,188,046

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion values of approximately $8.03 and $7.84 per share, 040 respectively, including accretion of allocated income of $560,040 and $279,267,respectively, (net of $288,505 and $143,865 income taxes, respectively)	11,543,945	11,263,172

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	875
Additional paid-in capital	42,850,452	36,195,054
(Deficit)/ Retained Earnings accumulated during the development stage	(581,986)	108,400
Total stockholders’ equity	42,269,341	36,304,329
Total liabilities and stockholders’ equity	$58,442,363	$56,755,547

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months ended Sept 30, 2007	Nine Months ended Sept 30, 2006	Three Months ended Sept 30, 2007	Three Months ended Sept 30, 2006	June 10, 2005 (Date of Inception) through Sept 2007

Revenue	$0	$0	$0	$0	$0
Operating expenses	(1,304,512)	(379,220)	(815,761)	(225,145)	(1,853,187)
Organization costs	0	0	0	0	(137,120)
Operating loss	(1,304,512)	(379,220)	(815,761)	(225,145)	(1,990,307)
Gain/(Loss) on derivative liabilities	(490,148)	572,270	0	356,645	(856,924)
Interest income	2,128,130	1,405,357	711,818	701,550	4,244,848
Income before provision for income taxes	333,470	1,598,407	(103,943)	833,050	1,397,617
Provision for income taxes	(743,084)	(302,395)	(242,018)	(162,447)	(1,419,564)
Net (loss)/ income	$(409,614)	$1,296,012	$(345,961)	$670,603	$(21,947)

Weighted average number of shares outstanding—basic	7,968,750	6,074,290	7,968,750	7,968,750
Net income per share—basic	$(0.05)	$0.21	$(0.04)	$0.08
Net Income		$1,296,012		$670,603
Gain on derivative liabilities attributed to warrants		(572,270)		(356,645)
Adjusted net income – for diluted earnings		723,742		313,958
Weighted average shares outstanding		6,074,290		7,968,750
Shares from assumed conversion of warrants		924,663		1,383,569
Weighted average number of shares outstanding – diluted		6,998,953		9,352,319
Net income per share – diluted		$0.10		$0.03

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed  Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Capital Deficit)
Balance – June 10, 2005 (date of inception)	-0-	$-0-	$-0-	$-0-	$-0-

Contributions from Founding Stockholders	1,562,500	156	24,844		25,000

Net loss for the period ended December 31, 2005				$(138,120)	(138,120)

Balance – December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion, excludes Derivative Liabilities)	7,187,500	719	52,402,489		52,403,208

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Reclassification of proceeds allocated to warrants – derivatives liability			(5,798,474)		(5,798,474)

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(279,267)	(279,267)

Net income for the year				525,787	525,787

Balance – December 31, 2006	8,750,000	$875	$36,195,054	$108,400	$36,304,329

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(280,772)	(280,772)

Reclassification of proceeds allocated to warrants – derivatives liability upon adoption of Warrant Clarification Agreement			6,655,398		6,655,398

Net loss for the period				(409,614)	(409,614)

Balance –
September 30, 2007 (unaudited)	8,750,000	$875	$42,850,452	$(581,986)	$42,269,341

See Notes to Condensed Consolidated Financial Statements.

Echo Healthcare Acquisition Corp.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	January 1, 2007 through September 30, 2007	January 1, 2006 through September 30, 2006	June 10, 2005 (Date of Inception) through September 30, 2007
Cash flows from operating activities:
Net (loss)/ income	$(409,614)	$1,296,012	$(21,947)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
(Gain)/ Loss on derivative liabilities	490,148	(572,270)	856,924
Changes in:
Prepaid expenses	27,560	(55,270)	(13,544)
Accrued expenses	1,143,233	396,486	1,469,904
Net cash provided by operating activities	1,251,327	1,064,958	2,291,337

Cash flows from investing activities:
Increase in Investments held in Trust Fund	(1,595,722)	(56,352,357)	(57,999,440)
Net cash used in investing activities	(1,595,722)	(56,352,357)	(57,999,440)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders	--	50,000	200,000
Proceeds from Line of Credit from Founding Stockholders	368,400	153,600	608,700
Payments on notes payable to Founding Stockholders	--	(200,000)	(200,000)
Proceeds from sale of common stock to Founding Stockholders	--	--	25,000
Gross proceeds from public offering	--	57,500,000	57,500,000
Proceeds from issuance of underwriter’s purchase option	--	100	100
Proceeds from sale of warrants to Founding Stockholders	--	550,000	550,000
Costs of offering	--	(2,767,721)	(2,925,845)
Net cash provided by financing activities	368,400	55,285,979	55,757,955

Net increase (decrease) in cash	24,005	(1,420)	49,852
Cash—beginning of period	25,847	14,807	--
Cash—end of period	$49,852	$13,387	$49,852

Supplemental disclosure of cash paid for:
Income taxes paid	$532,408	-	$1,228,408

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	-	$(290,575)	$152,713
Accrual of deferred underwriting and other offering costs	-	$2,018,233	$2,018,233
Accrual of deferred acquisition costs	$94,649	$244,728	$379,527
Warrant obligation in connection with sale of units in offering	$-	$5,226,204	-
Reclassification of warrants liability to equity	$6,655,398		$6,655,398

See Notes to Condensed Consolidated Financial Statements.

NOTE A—BASIS OF PRESENTATION

The financial statements of Echo Healthcare Acquisition Corp. (the “Company”) at September 30, 2007 and for the periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the periods ended September 30, 2007 and 2006.  Operating results for the interim period presented are not necessarily indicative of the results expected for a full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on April 2, 2007.

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

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, or other similar acquisition one or more domestic or international operating businesses in the healthcare industry (“Acquisition”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.  On September 5, 2006, the Company incorporated a wholly-owned subsidiary, PetDRx Acquisition Corp. ("PetDRx Acquisition Corp.") for the sole purpose of acquiring XLNT Veterinary Care, Inc., as described in Note H below.  As of September 30, 2007, there were no assets and liabilities and no activity for PetDRx Acquisition Corp.

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

[2]    Income/(Loss) per common share:

Income/(Loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants and options have not been included in the period from January 1, 2007 through September 30, 2007 or the period from July 1, 2007 to September 30, 2007 because the effects would be antidilutive. Potential common shares in connection with the underwriters’ purchase option aggregating 625,000 have not been included because the effect would be antidilutive.  Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations.

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Three months ended September 30, 2007	Three months ended September 30, 2006
Net income (Loss)	$(409,614)	$1,296,012	$(345,961)	$670,603
Interest income attributable to common stock subject to possible conversion, net of income taxes	$(280,772)	$(185,414)	$(92,407)	$(92,558)
Pro forma net income attributable to common stockholders not subject to possible conversion	$(690,386)	$1,110,598	$(438,368)	$578,045
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – basic	6,531,969	4,314,798	6,531,969	6,531,969
Pro forma net income per share, excluding shares subject to possible conversion – basic	$(0.11)	$0.25	$(0.07)	$0.08

Net income		$1,296,012		$670,603
Interest income attributable to common stock subject to possible conversion		(185,414)		(92,558)
Gain on derivative liabilities attributed to warrants		(572,270)		(356,645)
Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants		$538,328		$221,400
Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion – basic		4,314,798		6,531,969
Shares from assumed conversion on warrants		924,663		1,383,569
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – diluted		5,239,461		7,915,538
Pro forma net income per share, excluding shares subject to possible conversion – diluted		$0.10		$0.02

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

The Company entered into a Warrant Clarification Agreement (the “Clarification Agreement”), effective as of March 30, 2007, with its warrant agent, Corporate Stock Transfer, Inc., to make clear that the Company’s warrants are not subject to net cash settlement.  The Clarification Agreement states that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to its common stock is not effective, then in no event will the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise “cash settle” any warrant exercise.  Prior to the effective date of the Clarification Agreement, for the nine months ended September 30, 2007, the Company had a loss on derivative liabilities of $490,148. As of the effective date, $6,655,398 of derivative liabilities were reclassified to additional paid in capital in stockholders’ equity.

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

The Company recorded a deferred income tax asset for the tax effect of operating costs and temporary differences, aggregating approximately $679,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2007.

The effective tax rate differs from the statutory rate of 34% due to the effect of state income tax and the increase in the valuation allowance.

[5]    Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provision of FIN 48 as of January 1, 2007.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended September 30, 2007. Tax returns for the Company’s fiscal years ended December 31, 2006 and 2005 are subject to examination by the Internal Revenue Service.  The Company’s policy to account for interest and penalties associated with income taxes is to include them as Provision for Income Taxes as reported on the Consolidated Statements of Operations.

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

In February 2006, FASB issued SFAS No. 159 (“FAS 159”).  The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  We will be required to adopt FAS 159 in our fiscal year beginning January 1, 2008.  We are currently evaluating the impact, if any, the adoption of FAS 159 will have on our financial statements.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE D — LINE OF CREDIT FROM FOUNDING STOCKHOLDERS

Certain of the Company’s Founding Stockholders have entered  into a limited recourse revolving line of credit agreement, (the “Working Capital Line of Credit”), pursuant to which the Company may have up to $750,000 of borrowings outstanding at any time. Amounts outstanding under the Working Capital Line of Credit will bear interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. No interest shall be payable until the principal of the loan becomes payable. The loans under the Working Capital Line of Credit shall be payable only upon the consummation of the initial Acquisition or upon certain events of default. If the Company does not consummate the initial Acquisition within two years following the completion of the Offering, the loans under the Working Capital Line of Credit shall terminate and the payees shall have no right to repayment thereunder. At September 30, 2007, $608,700 had been advanced under this Working Capital Line of Credit.  The Company has incurred interest of $20,704 from inception through September 30, 2007, $6,295 for the three months ended September 30, 2007, and $1,668 for the three months ended September 30, 2006. Interest expense is a component of operating expenses in the Company’s condensed consolidated statements of operations and is included in accrued expenses.

On November 2, 2007,  the Company and the lenders under the Company’s Working Capital Line of Credit entered into a Second Amendment to Subordinated Revolving Line of Credit Agreement, to increase the maximum amount of outstanding borrowings permitted under the Working Capital Line of Credit to $1,500,000.  As a result of borrowings under the Working Capital Line of Credit subsequent to September 30, 2007, the total amount of borrowings outstanding under the Working Capital Line of Credit was $989,900 as of November 5, 2007.

NOTE E — RELATED PARTY TRANSACTION

The Company has agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which shall be deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition.  If there is no Acquisition, the deferred fees will not be paid.  During the three months ended September 30, 2007, $22,500 had been recorded as expense, whereas $22,500 and $136,419 had been recorded as expense for the three months ended September 30, 2006 and the period from inception to September 30, 2007 respectively. At September 30, 2007, the Company had a liability of $100,419 which is included in accrued expenses.

During the nine months ended September 30, 2007, there were payments to directors and officers of $23,742 representing board meeting expenses.

NOTE F —PROPOSED ACQUISITION

On September 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Pet DRx Acquisition Company (“Merger Sub”), a newly formed, wholly-owned subsidiary of the Company, and XLNT Veterinary Care, Inc. (“XLNT”), pursuant to which Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity. Because the Company will have no other operating business following the merger, XLNT will effectively become a public company at the conclusion of the merger. XLNT is headquartered in San Jose, California and operates as of September 30, 2007, 26 veterinary hospitals and clinics in the State of California.

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

On July 26, 2007, Echo filed a registration statement on Form S-4 to register the shares of the Company’s common stock representing the Aggregate Merger Consideration.

The Company, Merger Sub and XLNT entered into a Second Amended and Restated Merger Agreement as of October 23, 2007, which amended the following significant terms (capitalized terms used but not defined in this report have the meanings given to them in the Second Amended and Restated Merger Agreement):

•	The amount of XLNT indebtedness that Echo would assume at closing was increased from $16.5 million to $19.5 million.

•	The minimum amount of funds to be received at closing from Echo’s trust account was reduced from $52.0 million to $50.0 million.

•	The termination right relating to the annualized consolidated hospital EBITDA for XLNT was deleted.

•
The size of the board of directors of Echo following the merger was expanded to nine directors to accommodate the inclusion of Steve Johnson, who is expected to be the president and chief operating officer following the closing, as an XLNT designee.

•
The definition of the phrase “to the knowledge of the Company”, which modifies various of the representations and warranties made by XLNT, was amended to impute only the knowledge of Robert Wallace as the knowledge of XLNT. Additionally, the requirement that such knowledge includes the knowledge that would have been obtained after making certain inquiries was deleted.

On the closing date of the Merger, in the event XLNT shall have complied with certain obligations set forth in the Second Amended and Restated Merger Agreement relating to the convening of the XLNT stockholder meeting and the delivery by XLNT of the financial statements required for inclusion in the Company’s proxy statement/prospectus, certain members of XLNT’s management team and consultants as designated by the Compensation Committee of XLNT’s board of directors and approved by the Company shall be eligible to participate in a management performance bonus pool (“Management Performance Bonus Pool”) with maximum awards not to exceed $1.0 million in the aggregate. The maximum aggregate awards shall be (i) $500,000 in the event XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 100 basis points over XLNT’s 2006 Pro Forma EBITDA Margin or (ii) $1.0 million in the event that XLNT’s 2007 Year-To-Date EBITDA Margin has increased by at least 250 basis points over XLNT’s 2006 Pro Forma EBITDA Margin.  The Chief Executive Officer and the President of the Company own shares and warrants of XLNT.  In addition, XLNT pays a monthly fee of $25,000 in connection with a consulting agreement which commenced on September 1, 2007, to an entity of which the Chief Financial Officer of the Company is the president.

The Company’s registration statement filed on Form S-4 on July 27, 2007, registering the shares of the Company’s common stock representing the Aggregate Merger Consideration was declared effective as of November 9, 2007.

NOTE G — DEFERRED ACQUISTION COSTS

As of September 30, 2007, the Company has accumulated $379,527 in deferred costs related to the proposed acquisition of XLNT. These costs will be capitalized contingent upon the completion of the Merger following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed, these costs will be recorded as expense. Deferred acquisition costs are comprised of  legal services provided by Powell Goldstein.

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

Through September 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, and activities related to pursuing potential target businesses; we have not generated any revenues. As of September 30, 2007, we had accrued expenses and accrued offering costs of approximately $1,849,431 and $152,713 respectively. In addition, we had cash of approximately $49,852 which was principally funded pursuant to a $608,700 draw on our Working Capital Line of Credit.

As of March 27, 2006, after giving effect to the sale of units pursuant to the Offering and the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, approximately $54,947,000 was held in trust, and we had approximately $233,000 of our offering proceeds not held in trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  For the three months ended September  30, 2007, the funds held in trust had earned $711,818 in interest income.

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

For the nine months ended September 30, 2007, we had a net loss of approximately $(409,614) derived primarily from income related to the cash held in our trust account offset by a loss on a change in our derivative liabilities, and legal and administrative expenses compared to net income of $1,296,012 for the period from January 1, 2006, through September 30, 2006 which was primarily derived from a gain on the derivative liabilities and income related to the cash held in our trust account.

For the three months ended September 30, 2007, we had a net loss of approximately $(345,961) derived primarily from income related to the cash held in our trust account offset by legal, administrative expenses and tax expense associated with the interest income, compared to net income of $670,603 for the period from July 1, 2006, through September 30, 2006 which was primarily derived from a gain on the derivative liabilities and income related to the cash held in our trust account. 2007’s administrative expenses included higher legal fees due to additional activity associated with the creation and filing of the S-4 registration statement and its associated amendments. There were also approximately $350,000 additional printing expenses associated with the creation and filing of the S-4 registration statement and associated amendments.

Developments in Finding a Suitable Business Target

As discussed in Note F to the financial statements above, we entered into a Second Amended and Restated  Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Pet DRx Acquisition Company (“Merger Sub”), our newly formed, wholly-owned subsidiary, and XLNT Veterinary Care, Inc. (“XLNT”) on September 11, 2006. Subjtect to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into XLNT (the “Merger”), with XLNT continuing as the surviving entity and a wholly-owned subsidiary of the Company.

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

The material terms of the Merger Agreement are described in the “Summary” and “The Merger Agreement” sections of the proxy statement/prospectus included in the Company’s  Form S-4 Registration Statement filed with the Securities and Exchange Commission (“SEC”),  SEC file number 333-144889 (the “Form S-4”). We hereby incorporate by reference these sections of the Form S-4 into this filing.

The parties presently expect to close the Merger in the fourth quarter of 2007.  We have called a special  meeting of stockholders for 12:00 noon, New York time, on December 12, 2007 for stockholders of record as of the close of business on November 7, 2007 to vote on the adoption of the Merger  Agreement and related matters.  Proxy materials relating to the special meeting are being sent to all stockholders as of November 7, 2007.  You are urged to read the proxy statement/prospectus and the other relevant materials carefully because they will contain important information about us, XLNT, the merger and related matters.

Liquidity and Capital Resources

•
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

•
approximately $81,000 for general working capital that will be used for miscellaneous expenses and reserves, including expenses of structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•
approximately $12,000 for administrative fees relating to office space for six months.  However, an additional $33,000 in the administrative fees will be deferred and shall be payable upon the consummation of a business combination.  In the event we must liquidate our company prior to such a business combination, these fees will not be paid with proceeds of our public offering held in trust.

At September 30, 2007, we had total assets of $58,442,363, stockholders’ equity of $42,269,341 (not including $11,543,945 that may be converted to cash by stockholders voting against a business combination) and a Line of Credit obligation of $608,700.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short Term debt (1)	$608,700	$608,700	$	$-	$-
Administrative Fees Obligations (2)	$22,500	$22,500		-	-
Total	$631,200	$631,200	$	$-	$-

•	(1)
As of September 30, 2007, we had drawn $608,700 on our Working Capital Line of Credit which will become due at the consummation of a business combination, which could occur in less than one year and may occur as late as March 21, 2008.

•	(2)
The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which is deferred until the consummation of a business combination.

During the nine months ended September 30, 2007, there were payments to directors and officers of $23,742 representing board meeting expenses.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will face a mandatory liquidation if a business combination is not consummated by March 21, 2008, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Risk Factors that May Affect Future Results

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Form S-4 and  our Form 10-K for the year ended December 31, 2006 filed April 2, 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of September 30, 2007.

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

Item 1A.  Risk Factors

We hereby incorporate by reference the information under the caption “Risk Factors” in the proxy statement/prospectus included in the Form S-4.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1
Second Amended and Restated Agreement and Plan of Merger by and among Echo Healthcare Acquisition Corp., Pet DRx Acquisition Company, and XLNT Veterinary Care, Inc., dated October 23, 2007. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 7, 2007.)

10.2
Executive Employment Agreement by and among XLNT Veterinary Care, Inc., Steven Johnson and Echo Healthcare Acquisition Corp. solely as to Sections 1(a), 1(b) and 4(c)(ii). (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 7, 2007.)

10.3
Executive Employment Agreement by and among XLNT Veterinary Care, Inc. and Gregory Eisenhauer and Echo Healthcare Acquisition Corp. solely as to Sections 1(a), 1(b) and 4(c)(ii). (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 7, 2007.)

10.4
Executive Employment Agreement by and among XLNT Veterinary Care, Inc., George Villasana and Echo Healthcare Acquisition Corp. solely as to Sections 1(a), 1(b) and 4(c)(ii). (Incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 7, 2007.)

10.5
Second Amendment to Subordinated Revolving Line of Credit Agreement, dated as of November 2, 2007, by and between Echo Healthcare Acquisition Corp., a Delaware corporation, and certain lenders set forth on Schedule A of the Subordinated Revolving Line of Credit Agreement. (Incorporated by reference to Exhibit 10.4.2 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 7, 2007.)

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

ECHO HEALTHCARE ACQUISITION CORP.
Registrant

Date: November 14, 2007	By:	/S/ GENE E. BURLESON
Gene E. Burleson
Chief Executive Officer

Date: November 14, 2007	By:	/S/ KEVIN PENDERGEST
Kevin Pendergest
Chief Financial Officer