Form 10-K
period 2007-12-31
Pet DRx CORP
filed 2008-04-04
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File Number 1-3473

PET DRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2517815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
215 Centerview Drive, Suite 360 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(615) 369-1914

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one share of
Common Stock and one Warrant	Over-the-Counter Bulletin Board

Common Stock, par value $0.0001 per share	Over-the-Counter Bulletin Board

Warrants, exercisable for Common Stock
at an exercise price of $6.00 per share	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No  ☑

At June 29, 2007, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $55,775,000.  At March 15, 2008, there were 23,602,694 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 PART I

Item 1.  Business.

General

We were incorporated in Delaware on June 10, 2005 as Echo Healthcare Acquisition Corp. (“Echo”), a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination one or more domestic or international operating businesses in the healthcare industry.

A registration statement for our initial public offering was declared effective on March 17, 2006.  On March 22, 2006, we consummated our initial public offering of 6,250,000 units.  On March 27, 2006, we consummated the closing of an additional 937,500 units that were subject to the underwriters’ over-allotment option.  Each unit consists of one share of common stock, par value $0.0001 per share, and one warrant.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 per share.  Our common stock and warrants began trading separately on June 6, 2006.

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

On September 11, 2006, we entered into a merger agreement with XLNT Veterinary Care, Inc. (“XLNT”), which merger agreement was subsequently amended and restated on February 16, 2007 and on October 23, 2007 (as so amended and restated, the “Merger Agreement”).

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.echohealthcare.com.

Recent Developments

This Annual Report on Form 10-K (the “Form 10-K”) of Pet DRx Corporation covers the fiscal year ended December 31, 2007.  On January 4, 2008, pursuant to the Merger Agreement, a wholly-owned subsidiary of Echo merged with and into (the “Merger”) XLNT.  In connection with the Merger, Echo changed its name to Pet DRx Corporation.

Upon the closing of the Merger on January 4, 2008, we issued 16,214,267 shares of common stock (of which 1,589,872 shares were placed in escrow to satisfy any indemnification claims that may be asserted by us under the Merger Agreement) for the benefit of the former holders of capital stock of XLNT, based on an exchange ratio, calculated pursuant to the Merger Agreement, of 0.7710 of a share of our common stock for each share of XLNT common stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") . We have  reserved approximately 3.07 million additional shares of common stock for future issuance upon the exercise of outstanding options and warrants and the conversion of convertible notes previously issued by XLNT.

Immediately after giving effect to the Merger, the former holders of XLNT common stock prior to the Merger held approximately 72% of our issued and outstanding shares of common stock on a fully diluted basis (including escrowed shares) .

Holders of 1,361,573 shares of common stock elected to convert their common stock at the Effective Time into their pro rata portion of the trust account established at the time of Echo’s initial public offering, at a conversion price of $8.10 per share of common stock. Cash in the amount of approximately $11 million was paid to converting stockholders.

Further information regarding the Merger and XLNT is set forth in (i) the definitive proxy statement/prospectus filed by Echo with the SEC on November 13, 2007 and subsequently supplemented on November 27, 2007 (the “Proxy Statement/Prospectus”) in the section entitled “The Merger Proposal” beginning on page 46 and the section entitled “The Merger Agreement” beginning on page 90 and (ii) our Current Report on Form 8-K filed with the   SEC on  January 10 , 2008 (the “Form  8-K ”).  Such information from the Proxy Statement/Prospectus and the Form 8-K are  incorporated herein by reference. The Form 8-K will be amended and restated to report XLNT's audited financial results and other information for the fiscal year ended December 31, 2007 within 90 days from the date the Form 8-K was originally filed with the SEC.

Except as otherwise expressly provided below, this Annual Report on Form 10-K does not reflect the consummation of the Merger which, as discussed above, occurred subsequent to the period covered hereunder.

Facilities

As of December 31, 2007, our executive offices were located at 8000 Towers Crescent Drive, Suite 1300, Vienna, Virginia 22182.

Employees

As of December 31, 2007, we had three executive officers, each of whom is currently a member of our board of directors.  During 2007, these individuals were not obligated to contribute any specific number of hours per week and devoted only as much time as they deemed necessary to our affairs.  The executive officers were also involved with business ventures other than Echo .  We had no employees as of December 31, 2007.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

As of December 31, 2007, our executive offices were located at 8000 Towers Crescent Drive, Suite 1300, Vienna, Virginia 22182.

Item 3.  Legal Proceedings.

 We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units began trading on March 22, 2006, and our common stock and warrants started trading separately as of June 6, 2006.  Each of our units consists of one share of our common stock and one warrant.  Until January 14, 2008, our units, common stock and warrants traded on the OTC Bulletin Board under the symbols “EHHAU.OB,” “EHHA.OB” and “EHHAW.OB,” respectively.  On January 15, 2008, our units, common stock and warrants commenced trading on the OTC Bulletin Board under the symbols “PDXCU.OB,” “PDXC.OB” and “PDXCW.OB,” respectively.  These symbol changes were the result of the Company’s name change from Echo Healthcare Acquisition Corp. to Pet DRx Corporation in connection with the Merger.  Commencing on January 4, 2008, each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.  The warrants are only exercisable if a registration statement covering the issuance of shares upon exercise of the warrants is effective.  Although we intend to file with the SEC a post-effective amendment to the registration statement previously filed by Echo in connection with Echo’s initial public offering which covers the sale of the shares issuable upon exercise of the warrants in order to make such registration statement current, no such post-effective amendment has been filed.  Our warrants will expire at 5:00 p.m., New York City time, on March 17, 2010, or earlier upon redemption.

In addition, as part of Echo’s initial public offering, we issued an option to purchase 312,500 units for $10.00 per unit to the representative of the underwriters which, if exercised, will result in the issuance of 312,500 common shares and 312,500 warrants.  Commencing on January 4, 2008, the warrants entitle the holder to purchase from us one share of common stock at an exercise price of $6.00.  The warrants issued to underwriters will expire March 17, 2010.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the OTC Bulletin Board since our units commenced public trading on March 22, 2006 and since such common stock and warrants commenced public trading on June 6, 2006.

	OTC Bulletin Board
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007 Fourth Quarter	$8.04	$7.55	$1.23	$0.55	$9.24	$8.20
2007 Third Quarter	$7.81	$7.65	$1.04	$0.87	$8.80	$8.50
2007 Second Quarter	$7.82	$7.61	$1.17	$0.93	$8.80	$8.45
2007 First Quarter	$7.69	$7.46	$1.05	$0.79	$8.65	$8.30
2006 Fourth Quarter	$7.44	$7.38	$0.92	$0.62	$8.35	$8.00
2006 Third Quarter	$7.49	$7.46	$0.79	$0.64	$8.50	$7.87
2006 Second Quarter (1)	$7.40	$7.20	$0.85	$0.75	$8.75	$7.94
2006 First Quarter (2)	N/A	N/A	N/A	N/A	$8.27	$8.15

(1)	Our common stock and warrants commenced trading on the OTC Bulletin Board on June 6, 2006.

(2)	The figures for the first quarter of 2006 are only from March 22, 2006, the date on which our units first commenced trading on the OTC Bulletin Board, through March 31, 2006.

Holders

As of March 15, 2008, there were 99 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date.  The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends will be within the discretion of our board of directors.  It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

(a)
During the past three years, we sold the shares of common stock in the table set forth immediately below (as adjusted for the stock splits discussed below) without registration under the Securities Act:

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

Concurrently with the consummation of our initial public offering, certain of our directors and stockholders purchased a combined total of 458,333 of our warrants from us at a price of $1.20 per warrant.  The $550,000 purchase price of the Founding Director Warrants was added to the proceeds of our initial public offering held in the trust account pending our completion of the Merger.  Such warrants were sold pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals.

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

Upon consummation of our initial public offering, we received net cash proceeds of approximately $45,447,000, not inclusive of deferred underwriting and other accrued offering costs (see Note C to our audited financial statements included elsewhere herein).  On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 937,500 additional units.  The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, not including deferred amounts totaling $225,000.  Through December 31, 2007, the net proceeds deposited into the trust account remained on deposit in the trust account and earned $4,899,267 in interest.  A portion of the proceeds of the offering that were not required to be deposited into the trust account were used to repay notes payable to certain of our founding stockholders totaling $150,000.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were formed on June 10, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses in the healthcare industry.  We used cash derived from the net proceeds of our initial public offering, which closed on March 22, 2006, and the exercise by the underwriters of their over-allotment option, which closed on March 27, 2006, together with our limited recourse revolving line of credit, or our Line of Credit, to effect the Merger on January 4, 2008.

Through December 31, 2007, our efforts were limited to organizational activities, activities relating to our initial public offering, and activities related to pursuing potential target businesses, including, the Merger; we did not generate any revenues from operations during this period.

As of December 31, 2007, we had accrued expenses and accrued offering costs of approximately $6,920,000 and $128,000 , respectively.  In addition, we had cash of approximately $11,000, which was principally funded pursuant to an aggregate $1,005,800 draw on our Line of Credit.

As discussed above under “Item 1.  Business – Recent Developments,” on January 4, 2008, we consummated a merger in which a wholly-owned subsidiary of Echo merged with and into XLNT.  Since that date, our operations are now conducted through XLNT.  See “Item 1.  Business – Recent Developments.”

As of December 31, 2006, we had accrued expenses and accrued offering costs of approximately $612,000 and $153,000 respectively.  In addition, we had cash of approximately $26,000, which was principally funded pursuant to an aggregate $240,300 draw on our Line of Credit.

On March 22, 2006, we consummated our initial public offering.  The net proceeds from our initial public offering were approximately $45,446,690, after deducting offering expenses of approximately $1,053,300 and underwriting discounts of $3,500,000, including deferred amounts totaling approximately $1,793,200.

On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 937,500 additional units.  The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, including deferred amounts totaling $225,000.  Except for the cost of the underwriting and $25,000 in legal expenses, we did not incur any other expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

As of December 31, 2007, the amount held in the trust account was $58,272,518, which included the proceeds of the sale of units pursuant to our initial public offering, the exercise of the over-allotment option and proceeds from the sale of warrants to founding directors totaling $550,000, and a total of $4,899,267 in interest income earned thereon.

For the period from June 10, 2005 (inception) to December 31, 2005, we generated a net loss of approximately $138,000 .

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

Results of Operations and Known Trends or Future Events

As of December 31, 2007, we had neither engaged in any operations nor generated revenues from operations.  From our inception through December 31, 2007, our only activities were organizational activities and those necessary to prepare for our initial public offering, and thereafter, certain activities related to pursuing a target business, including the Merger.  We did not generate any operating revenues until the completion of the Merger.  We did generate non-operating income in the form of interest income on cash and cash equivalents and our other short term investments.

For the year ended December 31, 2007, we had a net loss of ($6,012,244) derived primarily from expenses associated with the Merger of $7,339,058 offset by income related to the cash held in our trust account less a loss on a change in our derivative liabilities.  This is compared to  net income of $525,787 for the period from January 31, 2006 through December 31, 2006.  For the period from June 10, 2005 (date of inception) through December 31, 2007, we had a net loss of ($5,624,577), derived primarily from expenses associated with pursuing a target business, including the Merger , of $7,887,733 offset by income related to the cash held in our trust account less a loss on a change in our derivative liabilities.

For the year ended December 31, 2006, we had net income of $525,787 derived primarily from income related to the cash held in our trust account less a loss on a change in our derivative liabilities, compared to a net loss of ($138,120) for the period from June 10, 2005 (date of inception) through December 31, 2005.  For the period from June 10, 2005 (date of inception) through December 31, 2006, we had net income of $387,667, derived primarily from income related to the cash held in our trust account less a loss on a change in our derivative liabilities.

Liquidity and Capital Resources

We used cash derived from the net proceeds of our initial public offering, which closed on March 22, 2006, and the exercise by the underwriters of their over-allotment option, which closed on March 27, 2006, together with our limited recourse revolving line of credit, or our Line of Credit, to effect the Merger on January 4, 2008.

Commitments and Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2007 :

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (1)	$1,005,813	$1,005,813	$-	$-	$-
Administrative Fees Obligations (2)	$22,500	22,500	$-	-	-
Total	$1,028,313	$1,028,313	$-	$-	$-

(1) As of December 31, 2007, we had drawn $1,005,813 on our Line of Credit which became due upon consummation of the Merger and was paid on January 4, 2008.

(2) The administrative fees obligations represent the full amount of rent payable to Windy City, Inc. for office space, utilities and personnel, $5,500 per month of which was deferred until the consummation of the Merger.

During the year ended December 31, 2007, there were payments to directors and officers of $59,054 representing reimbursement of road show and board meeting expenses.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Form 10-K as we conducted no operations from our inception through December 31, 2007.

Item 8.

  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)

Reports of Independent Registered Public Accounting Firms .	9

Consolidated Balance Sheets as of December 31, 2007 and 2006.	11
Consolidated Statements of Operations for the year ended December 31, 2007, for the year ended December 31, 2006 , for the period June 10, 2005 (date of inception) through December 31, 2005 and for the period June 10, 2005 (date of inception) through December 31, 2007.	12

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2007, for the year ended December 31, 2006 and for the period June 10, 2005 (date of inception) through December 31, 2007.	13

Consolidated Statements of Cash Flows for the year ended December 31, 2007, for the year ended December 31, 2006 , for the period June 10, 2005 (date of inception) through December 31, 2005 and for the period June 10, 2005 (date of inception) through December 31, 2007.	14

Notes to Consolidated Financial Statements.	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pet DRx Corporation

We have audited the balance sheet of Echo Healthcare Acquisition Corporation (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Echo Healthcare Acquisition Corporation for the year ended December 31, 2006 and the period from inception, June 10, 2005, through December 31, 2006, were audited by other auditors whose report, dated March 30, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2007 financial statements referred to above present fairly, in all material respects, the financial position of Echo Healthcare Acquisition Corporation as of December 31, 2007 and the results of its operations and its cash flows for the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Echo Healthcare Acquisition Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Singer Lewak Greenbaum & Goldstein LLP

Irvine, California
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Echo Healthcare Acquisition Corp.:

We have audited the accompanying balance sheet of Echo Healthcare Acquisition Corp. (a development stage company) (the "Company") as of December 31, 2006 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2006, for the period from June 10, 2005 (date of inception) through December 31, 2005 and from June 10, 2005 (date of inception) through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echo Healthcare Acquisition Corp. as of December 31, 2006 and the related statements of operations and cash flows for the year ended December 31, 2006, for the period from June 10, 2005 (date of inception) through December 31, 2005 and from June 10, 2005 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York
March 30, 2007

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash	$10,513	$25,847
Prepaid expenses	-	41,104
Total current assets	10,513	66,951
Investments held in Trust Fund	58,272,518	56,403,718
Deferred acquisition costs	-	284,878
Total assets	$58,283,031	$56,755,547

LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT )

Current liabilities:
Accrued expenses	$6,920,200	$611,550
Derivative liabilities	-	6,165,250
Line of Credit from Founding Stockholders	1,005,813	240,300
Accrued offering costs	128,130	152,713
Deferred underwriting and other offering costs	2,018,233	2,018,233
Total current liabilities	10,072,376	9,188,046

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible conversion, 1,436,781 shares at a conversion value of approximately $8.10 per share, including accretion of allocated income of $651,115 and $279,267, respectively (net of $328,248 and $143,865 income taxes , respectively )	11,635,020	11,263,172

STOCKHOLDERS’ EQUITY ( DEFICIT )

Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock—$.0001 par value, 25,000,000 shares authorized; 8,750,000 issued and outstanding (which includes 1,436,781 shares subject to possible conversion)	875	875
Additional paid-in capital	42,850,452	36,195,054
Retained earnings (deficit) accumulated during the development stage	(6,275,692)	108,400
Total stockholders’ equity ( deficit )	36,575,635	36,304,329
Total liabilities and stockholders’ equity	$58,283,031	$56,755,547

See Notes to Consolidated Financial Statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Statements of Operations

	Year ended December 31, 2007	Year ended December 31, 2006	June 10, 2005 (Date of Inception) through December 31, 2005	June 10, 2005 (Date of Inception) through December 31, 2007

Revenue	$0	$0	$0	$0
Operating expenses	(7,339,058)	(547,675)	(1,000)	(7,887,733)
Organization costs	0	0	(137,120)	(137,120)
Operating loss	(7,339,058)	(547,675)	(138,120)	(8,024,853)
Loss on derivative liabilities	(490,148)	(366,776)	0	(856,924)
Interest income	2,782,548	2,116,719	0	4,899,267
Income/(loss) before provision for income taxes	(5,046,658)	1,202,268	(138,120)	(3,982,510)
Provision for income taxes	(965,586)	(676,481)	0	(1,642,067)
Net Income/(loss)	$(6,012,244)	$525,787	$(138,120)	$(5,624,577)

Weighted average number of shares outstanding—basic	7,968,750	6,551,798	1,562,500	6,011,029
Net income /(loss) per share—basic	$(0.75)	$0.08	$(0.09)	$(0.94)

Net income		525,787

Weighted average shares outstanding		6,551,798
Shares from assumed conversion of warrants		1,057,473
Weighted average number of shares outstanding – diluted		7,609,271
Net income per share – diluted		$0.07
See Notes to Consolidated Financial Statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance – June 10, 2005 (date of inception)	-0-	$-0-	$-0-	$-0-	$-0-

Contributions from Founding Stockholders	1,562,500	156	24,844		25,000

Net loss for the period ended December 31, 2005				(138,120)	(138,120)

Balance – December 31, 2005	1,562,500	$156	$24,844	$(138,120)	$(113,120)

Sale of 7,187,500 Units, net of underwriter’s discount and offering expenses (includes 1,436,781 shares subject to possible conversion, excludes Derivative Liabilities)	7,187,500	719	52,402,489		52,403,208

Proceeds subject to possible conversion of 1,436,781 shares			(10,983,905)		(10,983,905)

Proceeds from issuance of underwriter’s purchase option			100		100

Reclassification of proceeds allocated to warrants – derivatives liability			(5,798,474)		(5,798,474)

Proceeds from sale of warrants to Founding Stockholders			550,000		550,000

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(279,267)	(279,267)

Net income for the year				525,787	525,787

Balance – December 31, 2006	8,750,000	$875	$36,195,054	$108,400	$36,304,329

Accretion of trust fund income for the period relating to common stock subject to redemption, net of tax				(371,848)	(371,848)

Reclassification of proceeds allocated to warrants – derivatives liability upon adoption of Warrant Clarification Agreement			6,655,398		6,655,398

Net loss for the year				(6,012,244)	(6,012,244)

Balance – December 31, 2007	8,750,000	$875	$42,850,452	$(6,275,692)	$36,575,635

See Notes to Consolidated Financial Statements.

Echo Healthcare Acquisition Corp. And Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows

	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006	June 10, 2005 (Date of Inception) through December 31, 2005	June 10, 2005 (Date of Inception) through December 31, 2007
Cash flows from operating activities:
Net income (loss)	$(6,012,244)	$525,787	$(138,120)	$	(5,624,577)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on derivative liabilities	490,148	366,776			856,924
Changes in:
Deferred Acquisition Cost	284,878				284,878
Prepaid Expenses	41,104	(41,104)			0
Accrued expenses	6,284,067	190,620	136,052		6,610,738
Net cash generated by operating activities	1,087,953	1,042,079	(2,068)		2,127,963

Cash flows from investing activities:
Increase in Investments held in Trust Fund	(1,868,800)	(56,403,718)	-		(58,272,518)
Net cash used in investing activities	(1,868,800)	(56,403,718)	-		(58,272,518)

Cash flows from financing activities:
Proceeds from notes payable to Founding Stockholders		50,000	150,000		200,000
Proceeds from Line of Credit from Founding Stockholders	765,513	240,300			1,005,813
Payments on notes payable to Founding Stockholders		(200,000)			(200,000)
Proceeds from sale of common stock to Founding Stockholders	-	-	25,000		25,000
Gross proceeds from public offering		57,500,000			57,500,000
Proceeds from issuance of underwriter’s purchase option		100			100
Proceeds from sale of warrants to Founding Stockholders		550,000			550,000
Costs of offering	-	(2,767,721)	(158,125)		(2,925,845)
Net cash provided by financing activities	765,513	55,372,679	16,875		56,155,068
Net increase (decrease) in cash	(15,334)	11,040	14,807		10,513
Cash—beginning of period	25,847	14,807	0		0
Cash—end of period	$10,513	$25,847	$14,807		$10,513

Supplemental disclosure of cash paid for:
Income taxes paid	$913,748	$660,000			$1,573,748

Supplemental schedule of non-cash financing activities
(Payment of accrued) Accrual of deferred offering costs	$(24,583)	$(290,575)	$443,288		$128,130
Accrual of deferred underwriting and other offering costs	$-	$2,018,233			$2,018,233
Warrant obligation in connection with sale of units in offering	$-	$5,798,474			$5,798,474
Accrual of deferred acquisition costs	$-	$284,878			$284,878
Acquisition Costs Expensed	$379,527	$-			$379,527
Reclassification of warrants liability to equity	$6,655,398	$-			$6,655,398

See Notes to Consolidated Financial Statements.

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

Echo Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on June 10, 2005. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, or other similar acquisition one or more domestic or international operating businesses in the healthcare industry ( an “Acquisition”). The Company neither engaged in any operations nor generated revenue through December 31, 2007 . As of December 31, 2007, the Company was considered to be in the development stage and subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.  On September 5, 2006, the Company incorporated a wholly-owned subsidiary, Pet DRx Acquisition Company (“Pet DRx Acquisition Company”) for the sole purpose of acquiring XLNT Veterinary Care, Inc. (“XLNT”) , (which completed on January 4, 2008) as described in Note H below.  As of December 31, 2007, there were no assets and liabilities and no activity for Pet DRx Acquisition Company

On March 16, 2006, the Company amended and restated its Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 shares to 25,000,000 shares.

The registration statement for the Company’s initial public offering of Units (as described in Note C) (“Offering”) was declared effective on March 17, 2006. The Company consummated the Offering on March 22, 2006 and received net cash proceeds of approximately $45,447,000, not inclusive of deferred underwriting and other accrued offering costs. On March 27, 2006, the underwriters for the Company’s Offering exercised their over-allotment option and purchased 937,500 additional units. The net proceeds from the exercise of the over-allotment option were approximately $6,975,000, after deducting underwriting discounts of $525,000, not including deferred amounts totaling $225,000.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering  were intended to be generally applied toward an Acquisition. At December 31, 2007, an amount of $58,272,518 was held in the trust account established at the time of the offering (the “Trust Fund”), including the net proceeds of the Offering (including the exercise of the over-allotment option) together with the proceeds from the sale of 458,333 warrants at $1.20 per warrant to the founding directors for $550,000.

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[2]   Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[ 3 ]   Income taxes:

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

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

In late March 2006, the net proceeds from the Offering were invested in a taxable U.S. government portfolio.  Since the interest generated from the portfolio is fully taxable at the federal level, the Company determined no valuation allowance was  necessary as of December 31, 2007 or 2006 .

Currently, the Company’s only item subject to income tax is the interest earned on the cash held in the Trust Fund.

[ 4 ]   Accrued expenses:

Accrued expenses are primarily composed of legal fees of $2,600,000, various consulting expenses of $3,500,000 and printing expenses of  $538,000.

[ 5 ]   Accounting for Warrants and Derivative Instruments

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 7,187,500 Warrants issued as part of the Units issued in the Offering are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown on the Company’s statement of operations as “ Loss on derivative liabilities.”  The fair value of the Warrants, which amounted to $5,798,474 at the issue date was estimated based on the market price of the Units.  To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

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

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

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

The Company entered into a Warrant Clarification Agreement (the “Clarification Agreement”), effective as of March 30, 2007, with its warrant agent, Corporate Stock Transfer, Inc., to make clear that the Company’s warrants are not subject to net cash settlement.  The Clarification Agreement states that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to its common stock is not effective, then in no event will the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise “cash settle” any warrant exercise.  Prior to the effective date of the Clarification Agreement, for the quarter ended March 31, 2007, the Company had a loss on derivative liabilities of $490,148. As of the effective date, $6,655,398 of derivative liabilities were reclassified to additional paid-in-capital in stockholders’ equity.

[ 6 ]   Income/(Loss) per common share:

Income/(Loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of potential common shares such as warrants, aggregating 6,998,954 shares, have been included in the period from March 22, 2006 through December 31, 2006. Potential common shares in connection with the underwriters’ purchase option (see Note C) aggregating 625,000 have not been included because the effect would be antidilutive. The effect of loss on derivative liabilities attributed to warrants was not included in the calculation of adjusted net income for diluted earnings because the effect is antidilutive. Shares held in escrow that are subject to performance conditions are not considered outstanding for purposes of per share calculations (see Note C). The per share effects of potential common shares such as warrants and potential common shares in connection with the underwriters’ purchase option for the twelve month period ending December 31, 2007 were not included because the effect is antidilutive, due to the Net Loss as reported on the Consolidated Statement of Operations.

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

The following table presents pro forma income/(loss) per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Year ended December 31, 2007	Year ended December 31, 2006	June 10, 2005 (Date of Inception) through December 31, 2007

Net income/(loss)	$(6,012,244)	$525,787	$(5,624,576)

Interest income attributable to common stock subject to possible conversion	(371,848)	(279,267)	(651,115)

Pro forma net income/(loss) attributable to common stockholders not subject to possible conversion	$(6,384,092)	$246,520	$(6,275,691)

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – basic	6,531,969	5,432,495	5,013,200

Pro forma net income/(loss) per share, excluding shares subject to possible conversion – basic	$(0.98)	$0.05	$(1.25)

Net income		$525,787

Interest income attributable to common stock subject to possible conversion		(279,267)

Loss on derivative liabilities attributed to warrants*		-

Pro forma net income attributable to common stockholders not subject to possible conversion
less gain on derivative liabilities attributed to warrants		$246,520

Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion – basic		5,432,495

Shares from assumed conversion on warrants		1,057,473

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – diluted		6,489,968

Pro forma net income per share, excluding shares subject to possible conversion – diluted		$0.04

* Not included in calculation as results are anti-dilutive

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

[ 7 ] Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). ” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provision of FIN 48 as of January 1, 2007.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the twelve months ended December 31, 2007. Tax returns for the Company’s fiscal years ended December 31, 2007, 2006 and 2005 are subject to examination by the Internal Revenue Service.

[ 8 ] New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 focuses on creating consistency and comparability in fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact SFAS No. 157 could have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R),”  SFAS No. 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of shareholders’ equity (in accumulated other comprehensive income, net of tax effects) until they are amortized as a component of net periodic benefit expense.  Additionally, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end.  We do not believe there will be any impact related to SFAS No. 158 to our consolidated financial statements as we do not currently have any defined benefit plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (SFS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument -by-instrument basis (the fair value option).  SFAS 159 becomes effective January 1, 2008.  We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160).  SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.”  This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  SFAS 160 becomes effective for the Company on January 1, 2009.  We are currently evaluating the impact SFAS No. 160 could have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)).  SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination.  This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred.  SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values of that date, with limited exceptions.  It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  SFAS 141(R) becomes effective for the Company for any business combination with an acquisition date on or after January 1, 2009.  We are currently evaluating the impact SFAS 141(R) could have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

NOTE C — INITIAL PUBLIC OFFERING

On March 22, 2006, the Company sold 6,250,000 units (“Units”) in the Offering.  On March 27, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased an additional 937,500 Units.  Each Unit consists of one share of the Company’s common stock and one Warrant. Accordingly, 7,187,500 Warrants are outstanding at December 31, 2006. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on January 4, 2008 . The warrants are only exercisable if a registration statement covering the issuance of shares upon exercise of the warrants is effective.  Although the Company intends to file with the SEC a post-effective amendment to the registration statement previously filed by Echo in connection with Echo’s initial public offering which covers the sale of the shares issuable upon exercise of the warrants in order to make such registration statement current, no such post-effective amendment has been filed. The Warrants will expire March 17, 2010. The Warrants will be redeemable, at the Company’s option at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The Company sold to Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, the underwriters, an option, for $100, to purchase up to a total of 312,500 units at $10.00 per Unit. The sale of the option has been accounted for as a cost attributable to the Offering. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for recording of the $100 proceeds from the sale. The option has been valued at the date of issuance at $484,742, based upon a Black-Scholes model, using an expected life of four years, volatility of 27% and a risk-free interest rate of 4.35%. The volatility calculation of 27% is based on the four-year volatility of a subgroup of the Russell 2000 Healthcare Index, which consisted of the twenty-five smallest constituent companies measured by overall market capitalization. Because at the date of issuance the Company did not have a trading history, the Company needed to estimate the potential volatility of its Units, which  would depend on a number of factors which  could not have been ascertained at that time. The Company referred to this subgroup of the four-year volatility of the Russell 2000 Healthcare Index because its management believed that the volatility of these constituent companies was a reasonable benchmark to use in estimating the expected volatility for the Company’s Units. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company  had not consummated an Acquisition within the prescribed time period and liquidated , the option would have become worthless.

The Units issuable upon exercise of this option are identical to the Units in the Offering. The option  became exercisable on January 4, 2008 , and expires five years from the date of issuance. Although the purchase option and its underlying securities have been registered, the option grants holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from March 17, 2006. These rights apply to all of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of Units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option exercise price or underlying Units will not be adjusted for issuances of common stock at a price below the option exercise price. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants, and the market price of the underlying securities). The Company must maintain the effectiveness of the registration of the shares underlying the underwriters’ purchase option. The agreement does not provide for specific liquidated damages.

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

The Company agreed to pay the Underwriters of the Offering fees equal to 7.0% of the gross proceeds, of which the Underwriters agreed to defer 3.0% of their fees (totaling $1,725,000) until consummation of an Acquisition. The Company paid the deferred fees upon  closing the Acquisition of XLNT on January 4, 2008 out of the proceeds of the Offering held in trust. See Note H below .

Upon consummation of the Offering, all shares of common stock owned by the Founding Stockholders were placed into an escrow account maintained by Corporate Stock Transfer, Inc., acting as escrow agent. These shares will be released from escrow in two equal increments:

•	781,250 shares on the expiration of three years from March 17, 2006; and

•
781,250 shares when  the last sale price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after January 4, 2008 .

The foregoing restrictions are subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, upon death of an escrow depositor, transfers to an estate or beneficiaries, or other specified transfers. Even if transferred under these circumstances, the shares will remain in the escrow account. The shares are releasable from escrow prior to the above dates only if the Company consummates a transaction in which all of the stockholders of the combined entity have the right to exchange their shares of common stock for cash, securities or other property. If the price of the Company’s common stock fails to reach the trigger price for the required number of trading days described above, the 781,250 shares subject to this condition will remain in escrow until a transaction is consummated in which all stockholders of the combined entity have the right to exchange their common stock for cash, securities or other property, or until the Company ceases operations.

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

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

NOTE D — LINE OF CREDIT FROM FOUNDING STOCKHOLDERS

Certain of the Company’s Founding Stockholders entered  into a limited recourse revolving line of credit agreement, (the “Working Capital Line of Credit”), pursuant to which the Company  could have up to $750,000 of borrowings outstanding at any time. This amount was increased to $1,500,000 in a revised agreement on November 2, 2007.  Amounts outstanding under the Working Capital Line of Credit bore interest at a rate equal to the rate of interest earned on the net proceeds of the offering held in the Trust Fund. No interest was payable until the principal of the loan became payable and was paid on January 4, 2008 . At December 31, 2007, $1,005,813 had been advanced under this Working Capital Line of Credit.  The Company incurred interest of $28,286 from inception through December 31, 2007, $22,885 for the twelve months ended December 31, 2007, and $5,401 for the twelve months ended December 31, 2006. Interest expense is included in accrued expenses, which is a component of operating expenses in the Company’s consolidated statements of operations.

NOTE E — RELATED PARTY TRANSACTION

The Company agreed to pay a Founding Stockholder an administrative fee of $7,500 per month, $5,500 of which was deferred until the completion of the initial Acquisition, for office space and general and administrative services from March 22, 2006 through the effective date of the initial Acquisition. During the twelve months ended December 31, 2007, $90,000 had been recorded as expense, whereas $50,919 and $143,919 had been recorded as expense for the twelve months ended December 31, 2006 and the period from inception to December 31 , 2007 respectively. At December 31 , 2007, the Company had a liability of $116,919 which is included in accrued expenses.

During the twelve months ended December 31, 2007 there were payments to directors and officers of $59,054 representing board meeting expenses.

NOTE F— OFFICERS AND DIRECTORS

The Company’s officers and directors agreed with Morgan Joseph & Co. Inc. and Roth Capital Partners, LLC, that during the first 40 trading day period beginning the later of the date the separate trading of the common stock and the Warrants has commenced or 60 days after the end of the “restricted period,” they or certain of their affiliates or designees collectively would purchase up to $300,000 of Warrants in the public marketplace at prices not to exceed $1.20 per Warrant. They further agreed that any Warrants purchased by them or their affiliates or designees  would not be sold or transferred until the completion of an Acquisition.  The Company's officers and directors, in accordance with their agreement with Morgan Joseph & Co. Inc., purchased the Warrants during the aforementioned 40 trading day period during the months of June and July 2006 and as of December 31, 2007 collectively held 173,848 Warrants as a result of such purchases.

NOTE G —COMMITMENTS AND OTHER MATTERS

On January 29, 2006, Powell Goldstein LLP agreed to defer its legal fees related to the Offering totaling $200,000 until the completion of the initial Acquisition or the liquidation of the Company, in which case the deferred fees would not be payable out of the net proceeds of the offering held in trust. These fees constitute a cost of the offering and an obligation of the Company as of December 31, 2007 .

Echo Healthcare Aquisition Corp.
(a development stage company)
Notes to Consolidated Financial Statements

On January 29, 2006, Tri-State Financial, which provided financial printing services in connection with the Offering, agreed to defer payment of 20% its printing fees until the completion of the initial Acquisition or the liquidation of the Company, in which case the deferred fees would not be payable out of the net proceeds of the offering held in trust. These fees, totaling $93,233, constitute a cost of the offering and an obligation of the Company as of December 31, 2007 .

NOTE H – SUBSEQUENT EVENT

On January 4, 2008, a wholly-owned subsidiary of the Company completed its merger (the “Merger”) with XLNT pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”).  In connection with the Merger, the name of the Company changed from Echo Healthcare Acquisition Corp. to Pet DRx Corporation (“Pet DRx”) and XLNT became a wholly-owned subsidiary of Pet DRx.

Effective the date of the Merger, the following equity transactions were completed:

•	All outstanding shares of XLNT common stock were converted to .771 shares of Pet DRx common stock;

•
Pet DRx reserved approximately 3.07 million of additional shares of common stock for future issuance upon the exercise of outstanding options and warrants and the conversion of convertible notes previously issued by XLNT; and

•	Pet DRx placed 1,589,872 shares of common stock into escrow to satisfy any indemnification claims that may arise from such Merger .

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

           The Company’s management, with the participation of its President and Chief Operating Officer, who is its principal executive officer, and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief  Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on that evaluation, the Company’s President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

 The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table contains information as of March 15, 2008 about the current directors and executive officers of the Company.  In connection with the Merger, we entered into a Board Voting Agreement, in January 2008, with certain of our stockholders, pursuant to which such stockholders have agreed that for the three years following the Merger, they will each vote shares beneficially owned by them for the election to the Company’s Board of Directors of (a) Robert Wallace, for so long as Mr. Wallace is serving as the Chief Executive Officer of the Company or owns two percent or more of the Company’s fully diluted shares of common stock, (b) four designees named by the representatives of XLNT designated by the stockholders (five in the event Mr. Wallace is no longer serving as a director), one of whom shall be the designee of Galen Partners IV LP or its affiliates and shall serve as the Company’s non-executive Vice-Chairman and (c) four designees named by Echo’s initial stockholders, one of whom shall include Gene Burleson (who shall serve as the non-executive Chairman of the Company’s Board of Directors).

Name	Age	Position

Gene E. Burleson	67	Chairman of the Board
Zubeen Shroff	43	Vice-Chairman of the Board
Richard Johnston	73	Director
Joel Kanter	51	Director
Richard Martin	68	Director
J. David Reed	59	Director
Keith Rosenbloom	39	Director
Robert M. Wallace	59	Director and Chief Executive Officer
Steven T. Johnson	55	Director, President and Chief Operating Officer
Gregory J. Eisenhauer	49	Executive Vice President and Chief Financial Officer
George A. Villasana	40	Executive Vice President, General Counsel and Secretary

GENE E. BURLESON, the Company’s Chairman of the Board, has served as a director of the Company since the Merger in January 2008.  Mr. Burleson served as the Chief Executive Officer of Echo from its formation in June 2005 until the Merger and as Chairman of the board of directors of Mariner Post-Acute Network, Inc., an operator of long-term care facilities, from January 2000 to June 2002. Mr. Burleson also served as Chairman of the board of directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, during 2003 and as a member of the board of directors from 1995 to 2003. Mr. Burleson currently serves on the board of directors of: Deckers Outdoor Corporation (Nasdaq:DECK), an outdoor shoe company, where he has served since 1993; Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations, where he has served since 2004; SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals; and Nesco Industries, Inc. (OTCBB:NESK.OB), a manufacturer of aqueous polymer Hydrogel used for wound care and transdermal drug delivery systems. In addition, Mr. Burleson is involved with several private companies, including BioHorizons Implant Systems, Inc., a provider of dental implants and related products; Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology; Marina Medical, Inc., a provider of medical billing and accounts receivable management services to hospital based physicians; Footcare Associates, Inc., a provider of therapeutic and diabetic footwear; and David Braun Productions, Inc., a producer of children’s television programming. Mr. Burleson served as Chairman of the board of GranCare (formerly an NYSE listed company) from 1989 to 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare from 1990 to 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services, Inc. in 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. (formerly an NYSE listed company). Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services, Inc. in 1997. From 1986 to 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of AMI, an owner and operator of acute care hospitals. Based in London from 1981 to 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson graduated from East Tennessee State University with a Bachelor of Science in accounting and earned an M.B.A. in 1972.

ZUBEEN SHROFF, the Company’s Vice Chairman, has served as a director of the Company since the Merger in January 2008.  Mr. Shroff served as a director of XLNT from February 2006 until the Merger and served as Chairman of the Board of XLNT from March 8, 2007 until the Merger. Mr. Shroff has been a Managing Director of Galen Partners, a healthcare private equity firm founded in 1990, since 1998. Mr. Shroff joined Galen in 1997 from The Wilkerson Group, where he was a Principal with a client base including pharmaceutical, diagnostics, device and biotech companies, plus a select number of venture capital firms. Prior to joining The Wilkerson Group, Mr. Shroff worked at Schering-Plough France, where he directed the marketing and Phase IV clinical development of the company’s high-growth biotech business. Mr. Shroff received a BA in Biological Sciences from Boston University and an MBA from the Wharton School , University of Pennsylvania . Mr. Shroff is currently serving as a director of the following companies: ONI Medical Systems and Aperio Technologies. Mr. Shroff has previously served as a director of the following companies: Cognia, Inc., Encore Medical Corporation, Essential Group, Inc, Lumenos, Inc. Additionally, he is an Executive Committee Member of Boston University’s Medical School Advisory Board and is a member of the Westchester Medical Center Foundation Board.

RICHARD JOHNSTON has served as a director of the Company since the Merger in January 2008.  Mr. Johnston served as a director of XLNT from February 2006 until the Merger. Mr. Johnston has been a  Managing Member of Camden Partners Holdings, LLC since February 2002. Mr. Johnston has over 40 years of investment experience and is focused primarily on investments in the health care sector. He serves as Chairman of the Boards of Atricure, Inc. (Nasdaq:ARTC), Biomedical Enterprises, Inc., and Picis, Inc., and as a Director of Liposcience, Inc., Lombard Medical Technology PLC (LON AIN: LMT), Medivance, Inc.) and Wedmedx, Inc., all of which are Camden Portfolio companies. Previously, Mr. Johnston was Vice President of Investments and a Director of The Hillman Company, an investment holding company with diversified operations, where he was employed from 1961 to 2000. Beginning in June 1970, he was responsible for deal origination and investor representative relations with numerous private equity financings, including HBO, Medical Care International and Rehab Services among many others in healthcare; Dial Page, Nextel, and Brooks Fiber among many others in telecommunications services together with a variety of other investments in capital goods, financial services, and transportation. Additionally, Mr. Johnston managed marketable securities portfolios for Hillman entities, including small-cap portfolios, and originated and/or monitored limited partnership holdings in numerous private equity funds including Brentwood Associates, Kohlberg Kravis Roberts, Columbia Capital, Technology Crossover and Crosslink. He has been an Advisor to several private equity funds, including Bridge Capital, Health Care Capital Partners and T. Rowe Price Threshold Funds. He was Chairman of the Boards of The Western Pennsylvania Hospital from 1979 to 1999 and The Western Pennsylvania Healthcare System from 1984 to 2000, and was Chairman of the board of West Penn Allegheny Health System upon its founding in 2000. Mr. Johnston earned a Bachelor of Science from Washington and Lee University and an M.B.A. from The Wharton School, University of Pennsylvania.

JOEL KANTER has served as a director of the Company since the Merger in January 2008.  Mr. Kanter served as Echo’s President and Secretary from Echo’s formation in June 2005 until the Merger, has served as President of Windy City, Inc., a privately-held investment firm, since 1986. From 1995 to 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company (formerly listed on Nasdaq). Walnut Financial’s primary business focus was the provision of different forms of financing to small businesses. Walnut Financial accomplished this objective by providing equity financing to start-up and early stage development companies, bridge financing and factoring services to small and medium-sized companies, and by providing later stage institutional financing to more mature enterprises through an institutional fund it ran for the Teachers Retirement System of Illinois. Over the course of its 13 year history, Walnut Financial provided financing to over 300 companies, including many that became well known ventures including Plax Mouthwash (Oral Research Laboratories), Sonicare Toothbrushes (Optiva Corp.), the first manufacturer of Global Positioning System devices (Magellan Corp.), the largest and only nationwide Preferred Provider Organization (First Health), what became the country’s fifth largest nursing home company (GranCare), and the third largest U.S. institutional pharmacy company (Vitalink Pharmacy Services, Inc.). Walnut Financial was acquired by THCG, Inc. in 1999. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors’ Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients included Amoco Oil, AT&T, Bankers Trust, Chase Manhattan Bank, General Motors and J.C. Penney. Mr. Kanter serves on the board of directors of several public companies including I-Flow Corporation (Nasdaq:IFLO), Magna-Lab, Inc. (OTC Bulletin Board:MAGLA.OB), Modigene Inc., a life sciences company that is developing technology to extend the life of proteins (OTCBB:MODG.OB); Aquamatrix, Inc.. (OTCBB:AQMT.PK), a manufacturer of aqueous polymer Hydrogel used for wound care and transdermal drug delivery systems; Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations and WaferGen BioSystems (OTCBB:WGBS.OB), which manufactures and sells systems for gene expression, genotyping and stem cell research for the life sciences pharmaceutical and drug discovery industry. Mr. Kanter served on the board of Encore Medical Corporation (Nasdaq: ENMC) prior to its going-private merger led by Blackstone in November 2006. Mr. Kanter also serves on the board of directors of several private companies, including XLNT Veterinary Care, Inc., an operator of veterinary hospitals, where he has served since 2005; Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology, where he has served since 1989; MathMastery, Inc., a company that develops homework help products for the educational market; and Prescient Medical, Inc., an early stage company seeking methods to identify and treat vulnerable plaque in cardiology patients. He is the past President of the Board of Trustees of The Langley School in McLean Virginia and a current Trustee at the Georgetown Day School in Washington, D.C. Mr. Kanter graduated from Tulane University in 1978 with a Bachelor of Science in Psychology and a Bachelor of Arts in Political Science.

RICHARD MARTIN, PHD, has served as a director of the Company since the Merger in January 2008.  Dr. Martin served as a director of Echo from its formation in June 2005 until the Merger, retired in 2001 as President of Medtronic Physio-Control Corp. (NYSE:MDT), the successor company to Physio-Control International Corporation, the worldwide leader in external defibrillation, monitoring and noninvasive pacing devices. Dr. Martin became President of Physio-Control International Corporation in 1991 when Physio-Control International Corporation was part of Eli-Lilly (NYSE:LLY). During his tenure at Physio-Control International Corporation, Dr. Martin instituted company-wide quality improvement programs, rebuilt the management team after separation from the company’s pharmaceutical parent, and was instrumental in taking the company public in 1995. In September, 1998, Physio-Control International Corporation merged with Medtronic, Inc. Previously, Dr. Martin was with Sulzermedica, Inc., where he was Vice President of Cardiovascular Business Development. Prior to that, he held several senior executive positions in engineering, marketing and sales with Intermedics, Inc. before being named President and Chief Operating Officer of that company in 1985. Dr. Martin also served as Director, President and Chief Operating Officer of Positron Corporation during 1989 and 1990. Before joining the corporate world, he taught at Christian Brothers College and the University of Tennessee. Dr. Martin served on the board of the Northwest affiliate of the American Heart Association and was its Chairman from 1997 to 1999. He served on the board of the Medical Device Manufacturers Association and was its Chairman from 1996 to 1998. He served as a board member of the Washington Council of AeA (formerly American Electronics Association), the U.S.’s largest trade association representing the high tech industry, from 1991 to 2001 and as AeA’s national chairman during 2000 through 2001. Dr. Martin currently serves on the boards of CardioDynamics International Corporation (Nasdaq:CDIC), a company that develops, manufactures and markets noninvasive impedance cardiography diagnostic and monitoring technologies and electrocardiograph electrode sensors, where he has served since 1997; Inovise Medical, a company that develops and markets advanced electrocardiographic systems, where he has served since 2001; Cardiac Dimensions, an early stage company that develops minimally invasive tools for mitral valve repair, where he has served since 2001; and Prescient Medical, an early stage company developing diagnostic and therapeutic products designed to prevent heart attacks caused by vulnerable plaque. Dr. Martin also served on the board of Encore Medical Corporation prior to its merger with Blackstone in November 2006. Dr. Martin received his BSEE in 1962 from Christian Brothers College; MSEE in 1964 from Notre Dame; and PhD in Electrical Engineering in 1970 from Duke University.

J. DAVID REED has served as a director of the Company since the Merger in January 2008.  Dr. Reed served as a director of XLNT since October 2004 until the Merger and served as Secretary of XLNT from October 2004 until June 2007. Dr. Reed has served as the Director of XLNT’s Hospital Operations for Northern California since October 2004. From 1999 until October 2004, Dr. Reed served as owner and medical director of Lawrence Pet Hospital in Santa Clara, CA , which he opened in 1999. In 1998, Dr. Reed purchased Bascom Animal hospital. From 1992 until 1996, Dr. Reed served as Medical Director of Pets’ Rx, including following VCA Antechs’ purchase of Pets’ Rx in 1996, where he served as liaison between the corporation and practitioners until 1998. In 1980, Dr. Reed became a practice-owner when he took over a multi-doctor practice in Los Gatos, CA, which was purchased by Pets’ Rx in 1992 At the same time, Dr. Reed served as president of the Santa Clara County Veterinary Medical Association from January 1980 until December 1980. Dr. Reed received his Doctor of Veterinary Medicine from the University of Illinois in 1972.

KEITH ROSENBLOOM has served as a director of the Company since the Merger in January 2008.  Mr. Rosenbloom has served as the Managing Member of the CARE Capital Group, an investment company focused on investing in hedge funds and creating specialized alternative investment opportunities since September 2003 until the present.  He previously served as Portfolio Manager for both the CARE Fund, Care Market Neutral Fund and the ComVest Absolute Return Fund since their inception in 2002 and served as a director of XLNT from March 2005 until the Merger.   He has been an employee and shareholder of Commonwealth Associates, a FINRA member, since 1995.

ROBERT M. WALLACE has served as the Chief Executive Officer and a director of the Company since the Merger.  Mr. Wallace served as the Chief Executive Officer and a director of XLNT from its inception in 2004 until the Merger and as Chairman of the board of XLNT from 2004 to November 2006. In 1993, Mr. Wallace founded Pets’ Rx and served as its Chairman until it was sold to, among others, Veterinary Centers of America Inc. (now VCA Antech, publicly traded on NASDAQ under symbol: “WOOF”) in 1996. From 2002 to 2004, Mr. Wallace was a paid advisor responsible for strategic planning for Wyse Technology, Inc.

STEVEN T. JOHNSON has served as President and Chief Operating Officer and a director of the Company since the Merger.  Mr. Johnson served as President and Chief Operating Officer and a director of XLNT from July 2007 until the Merger. From 2005 until joining XLNT, Mr. Johnson served as President at Fresenius Medical Care North America, with total operational and financial responsibility for the West Business Unit. Prior thereto, Mr. Johnson served as the Regional Vice President/Vice President of Operations at Renal Care Group from 2002 until 2005. From 1998 until 2002, Mr. Johnson served as Vice President for Renal Disease Management, Inc. and its affiliates. Mr. Johnson graduated with a B.A. in Economics from Kenyon College and earned a MBA from the University of Chicago Graduate School of Business.

GREGORY J. EISENHAUER, CFA has served as Chief Financial Officer of the Company since the Merger and as Executive Vice President of the Company since March 6, 2008.  Mr. Eisenhauer served as Chief Financial Officer of XLNT from September 2007 until the Merger. From 2006 until joining XLNT, Mr. Eisenhauer served as Chief Financial Officer of the Diagnostic Division of HealthSouth Corporation (NYSE: HLS), one of the nation’s largest healthcare services providers. Prior thereto, from 2003 to 2005, Mr. Eisenhauer served as Executive Vice President and Chief Financial Officer for Proxymed (Nasdaq: PILL), a healthcare information technology company that facilitates the exchange of medical claims and clinical information among doctors, hospitals, medical laboratories, and insurance payers. From 2002 to 2003, Mr. Eisenhauer served as Executive Vice President, Chief Financial Officer and Secretary for U.S. Healthworks, an occupational health clinic company. From 1992 to 2002, Mr. Eisenhauer served in various capacities, including Senior Vice President, Chief Financial Officer and Secretary, at RehabCare Group (NYSE: RHB), a rehabilitation program management and temporary healthcare staffing services provider.  Mr. Eisenhauer received his MBA from St. Louis University, a BS in Finance from the University of Missouri and earned the Chartered Financial Analyst designation in 1993.

GEORGE A. VILLASANA has served as the General Counsel and Secretary of the Company since the Merger and as Executive Vice President of the Company since March 6, 2008.  Mr. Villasana served as the General Counsel and Secretary of XLNT from June 2007 until the Merger. Prior to joining XLNT, he served as Senior Corporate Counsel of AutoNation, Inc., the largest automotive retailer in the U.S. (NYSE: AN), from August 2000 until June 2007. Prior thereto, Mr. Villasana was a corporate attorney with Holland & Knight, LLP from 1999 to 2000 and with Shutts & Bowen, LLP from 1997 to 1999. From 1995 to 1997, he served as a staff attorney with the U.S. Securities & Exchange Commission in Washington, D.C. He received a Master of Laws from Georgetown University Law Center, a Juris Doctor from American University, Washington College of Law, a Master of Accounting from Florida International University and a Bachelor of Science in Accounting from The Pennsylvania State University.

Conflicts of Interest

Joel Kanter, Echo’s President (prior to the Merger) and currently a director of our Company, owned 25,000 shares of common stock of XLNT, a warrant to purchase 20,000 shares of XLNT common stock at an exercise price of $2.40 per share and an option to purchase 18,000 shares of XLNT common stock at an exercise price of $4.40 per share.  Gene Burleson, our Chairman of the Board, prior to the Merger, owned 20,833 shares of Series A Convertible Preferred Stock of XLNT and a warrant to purchase 1,500 shares of XLNT common stock at an exercise price per share of $4.40.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filings applicable to our officers, directors and greater than ten percent stockholders were timely filed with an exception for one report covering a total of one transaction by Joel Kanter.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.  A copy of our code of conduct and ethics is filed as an exhibit to this Form 10-K, and we will also send a copy of such code of conduct and ethics to you upon written request.  If we make any substantive amendments to our code of conduct and ethics which apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions or if we grant any waiver, including any implicit waiver, from a provision of the code of conduct and ethics to our officers or to the persons listed directly above, we will disclose the nature of the amendment or waiver on our website at www.petdrx.com or in a report filed on Form 8-K following such amendment or waiver.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee is responsible for assisting, identifying and recommending qualified candidates for director nominees to the board, and leading the board in its annual review of the board’s performance.  Until the Merger, Gary Brukardt, Eugene Bauer and Richard Martin were the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources.  For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the board, and concern for the long-term interests of the stockholders.  A copy of the Nominating and Corporate Governance Committee’s written charter is available on our website at www.echohealthcare.com, and we will also send a copy of such charter to you upon written request.

Audit Committee

           The Audit Committee appoints and retains the firm selected to serve as our independent auditors and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; oversees our internal accounting controls; reviews pre-approves all non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor’s independence.  Until the Merger, Eugene Bauer, Alastair Clemow and Richard Martin were the members of the Audit Committee.  During 2007, all members of the Audit Committee satisfied the independence standards promulgated by the SEC, as such standards apply specifically to members of audit committees.  During 2007, the board determined that Richard Martin was an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Item 11.  Executive Compensation

Through December 31, 2007, none of our executive officers received any compensation for services rendered.  Commencing on the effective date of our initial public offering and continuing until the consummation of the Merger, we agreed to pay Windy City, Inc., an affiliated third party of which Mr. Kanter is president and a director, $7,500 per month for office space, utilities and personnel.  Windy City, Inc. agreed to defer the payment of $5,500 per month of the administrative fees until the consummation of a business combination or the liquidation of our Company.  This arrangement was agreed to by Windy City, Inc., the affiliate of Mr. Kanter, for our benefit and is not intended to provide Mr. Kanter compensation in lieu of a salary.  We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person.  No other executive officer or director has a relationship with or interest in Windy City, Inc.

In light of the complexity of the accounting and auditing requirements necessary to complete the Proxy Statement/Prospectus, Windy City, Inc. determined that it was appropriate to retain the services of SAN, a company that Kevin Pendergest, Echo’s Chief Financial Officer, founded and for which he currently serves as President. Windy City, Inc. agreed to pay SAN a monthly fee of $10,000, commencing in April 2007 and continuing through the date of consummation of the Merger with XLNT, $3,000 of which was deferred until the date of consummation of the Merger with XLNT.  In addition, SAN was previously retained by XLNT for similar services and was paid a monthly fee of $25,000 from September 1, 2006 through March 2007.  From April 2007 though the date of consummation of the Merger with Echo, XLNT agreed to pay SAN a monthly fee of $15,000.  The consulting agreement provided for the reimbursement of Windy City, Inc., by Echo, out of proceeds from Echo’s initial public offering held in trust, upon the consummation of the Merger, of the consulting fees paid by Windy City, Inc. to SAN.  Echo’s President, Joel Kanter, controls Windy City, Inc., the organization that paid the consulting fees to SAN.  Echo’s board of directors concluded that retaining SAN in order to facilitate due diligence and other consulting work to assist Echo in consummating the Merger with XLNT was in the best interests of Echo’s stockholders.  Echo’s board of directors believed that providing for the reimbursement of the fees paid by Windy City, Inc. to SAN in connection with the Merger that was incurred by Windy City, Inc. for the benefit of Echo was fair to both Echo and Windy City, Inc.  After careful consideration, Echo’s board of directors determined unanimously that the consulting agreement was fair to Echo and its stockholders.  On January 4, 2008, Echo’s shareholders approved the reimbursement of the fees paid by Windy City, Inc. to SAN in connection with the Merger.

Other than the $7,500 per-month administrative fee discussed above and the consulting agreement discussed above, no compensation of any kind, including finder’s and consulting fees, was paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the Merger.  However, these executive officers were entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

During the fiscal year ended December 31, 2007, the directors did not receive any cash compensation for their service as members of the board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the common stock as of March 15, 2008 by:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding 23,602,694 shares of common stock;

•	each of the named executive officers and directors of the Company; and

•	all of the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Common Stock
Gene E. Burleson (2)	659,804	2.76%
Gregory J. Eisenhauer	0	*
Joel Kanter (3)	254,685	1.08%
Richard Martin (4)	275,220	1.16%
Robert M. Wallace (5)	1,555,467	6.58%
Zubeen Shroff (6)	4,220,167	17.81%
Steven T. Johnson	38,550	*
Richard Johnston (7)	2,049,821	8.68%
J. David Reed	508,860	2.16%
George Villasana (8)	77,100	*
Camden entities (9)	2,028,039	8.59%
Galen entities (10)	4,190,385	17.71%
Keith Rosenbloom (11)	245,588	*
Michael Hoberg (12)	0	*
Knott entities (13)	2,353,035	9.43%
Wynnefield entities (14)	2,547,903	10.21%
All directors and executive officers as a group (11 individuals) (15)	9,885,262	41.88%
* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the individuals is 215 Centerview Drive, Suite 360, Brentwood, TN  37027.

(2) Includes 285,835 shares of common stock issuable upon exercise of warrants and options within 60 days of March 15, 2008.

(3) Includes (i) 33,782 shares of common stock issuable to Mr. Kanter upon exercise of warrants and options within 60 days of March 15, 2008 and (ii) 30,427 shares of common stock and 15,420 shares of common stock issuable upon exercise of warrants within 60 days of March 15, 2008 by Windy City, Inc., a Delaware corporation (“WCI”) over which Mr. Kanter, as WCI’s President, is deemed to have sole investment and voting control and (iii) 57,825 shares of common stock owned by Kanter Family Foundation, an Illinois not-for-profit corporation (“KFF”) over which Mr. Kanter, as KFF’s President, is deemed to have sole investment and voting control.

(4) Includes 106,047 shares of common stock issuable upon exercise of warrants and options within 60 days of March 15, 2008.

(5) Includes (i) 30,688 shares of common stock issuable upon exercise of options within 60 days of March 15, 2008 and (ii) 433,929 shares of common stock owned by Gateway Advisors, of which Mr. Wallace has a majority interest.

(6)  The business address is 680 Washington Boulevard, 11th Floor, Stamford, Connecticut 06901. Includes 3,819,015 shares of common stock and 54,415 shares of common stock issuable upon the exercise of warrants within 60 days of March 15, 2008 owned by Galen Partners IV, L.P., 303,419 shares of common stock and 4,561 shares of common stock issuable upon the exercise of warrants within 60 days of March 15, 2008 owned by Galen Partners International IV, L.P., and 5,885 shares of common stock and 3,090 shares of common stock issuable upon the exercise of warrants within 60 days of March 15, 2008 owned by Galen Employee Fund IV, L.P. and 29,782 shares of common stock issuable to Mr. Shroff upon exercise of options within 60 days of March 15, 2008.  Mr. Shroff is a Managing Director of Galen Associates, which serves as investment advisor to Galen Partners IV, L.P., Galen Partners International IV, L.P. and Galen Employee Fund IV, L.P. Claudius IV, L.L.C. serves as general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P.  The managing members of Claudius IV, LLC are Zubeen Shroff, a director of XLNT, Bruce Wesson, L. John Wilkerson and David Jahns. Wesson Enterprises, Inc., which is controlled by Mr. Wesson, is the general partner of Galen Employee Fund IV, L.P.

(7)  The business address is 500 East Pratt Street, Suite 1200, Baltimore, MD 21202. Includes 1,952,012 shares of common stock owned by Camden Partners Strategic Fund III, L.P. and 76,027 shares of common stock owned by Camden Partners Strategic Fund III-A, L.P. and 21,782 shares of common stock issuable to Mr. Johnston upon exercise of options within 60 days of March 15, 2008.  Richard M. Johnston is a managing member of Camden Partners Strategic Manager, LLC, the managing member of Camden Partners Strategic III, LLC, the general partner of the Camden Funds. The other managing members of Camden Partners Strategic Manager, LLC, are David L. Warnock, Richard M. Berkeley, and Donald W. Hughes

(8)  Consists entirely of shares of common stock issuable upon exercise of options within 60 days of March 15, 2008.

(9)  The business address is 500 East Pratt Street, Suite 1200, Baltimore, MD 21202. Includes 1,952,012 shares of common stock owned by Camden Partners Strategic Fund III, L.P. and 76,027 shares of common stock owned by Camden Partners Strategic Fund III-A, L.P.  Richard M. Johnston is a managing member of Camden Partners Strategic Manager, LLC, the managing member of Camden Partners Strategic III, LLC, the general partner of the Camden Funds. The other managing members of Camden Partners Strategic Manager, LLC, are David L. Warnock, Richard M. Berkeley, and Donald W. Hughes.

(10)  The business address is 680 Washington Boulevard, 11th Floor, Stamford, Connecticut 06901.  Includes 3,819,015 shares of common stock and 54,415 shares of common stock issuable upon the exercise of warrants within 60 days of March 15, 2008 owned by Galen Partners IV, L.P., 303,419 shares of common stock and 4,561 shares of common stock issuable upon the exercise of warrants within 60 days of March 15, 2008 owned by Galen Partners International IV, L.P., and 5,885 shares of common stock and 3,090 shares of common stock issuable upon the exercise of warrants within 60 days of March 15, 2008 owned by Galen Employee Fund IV, L.P. Mr. Shroff is a Managing Director of Galen Associates, which serves as investment advisor to Galen Partners IV, L.P., Galen Partners International IV, L.P. and Galen Employee Fund IV, L.P. Claudius IV, L.L.C. serves as general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P. The managing members of Claudius IV, LLC are Zubeen Shroff, a director of XLNT, Bruce Wesson, L. John Wilkerson and David Jahns. Wesson Enterprises, Inc., which is controlled by Mr. Wesson, is the general partner of Galen Employee Fund IV, L.P.

(11)  Includes (i) 80,955 shares of common stock which are held in a trust for the benefit of Mr. Rosenbloom, of which Mr. Rosenbloom is also a trustee and (ii) 164,633 shares of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 15, 2008.

(12)  Mr. Hoberg ceased to be Chief Financial Officer in August 2007.

(13)  Based on a Schedule13G filed by Mr. Knott on January 16, 2008.  The business address is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.  Includes 2,353,035 shares of common stock owned by David M. Knott, 2,353,035 shares of common stock owned by Dorset Management Corporation and 462,026 shares of common stock owned by Shoshone Partners, L.P, 733,179 shares of common stock owned by Knott Partners, L.P., and 998,586 shares of common stock owned by Knott Partners Offshore Master Fund, L.P.  Mr. Knott is the managing member of Knott Partners Management, LLC, a New York limited liability company, that is the sole General Partner of Shoshone Partners, L.P., a Delaware limited partnership (“Shoshone”), Mulsanne Partners, L.P., a Delaware limited partnership (“Mulsanne”) and Knott Partners Offshore Master Fund, L.P., a Cayman Islands Exempted Limited Partnership (“Offshore”) and managing general partner of Knott Partners, L.P., a New Jersey limited partnership (“Knott Partners” and together with Shoshone, Mulsanne and Offshore, the “Partnerships”). Mr. Knott is also the sole shareholder, Director and President of Dorset Management Corporation, which provides investment management services to the Partnerships and a limited number of other foreign and domestic individuals and entities.

(14) Based upon information set forth in a Schedule 13G filed with the SEC on January 14, 2008.  The business address is 450 Seventh Avenue, Suite 509, New York, New York 10123.  Included (i) 661,244 shares of common stock owned by Wynnefield Partners Small Cap Value, L.P., (ii) 911,374 shares of common stock owned by Wynnefield Partners Small Cap Value, L.P. I, (iii) 975,285 shares of common stock owned by Wynnefield Small Cap Value Offshore Fund, Ltd., (v) 1,572,618 shares of common stock owned by Wynnefield Capital Management, LLC, (vi)  975,285 shares of common stock owned by Wynnefield Capital, Inc., (vii) has sole 2,547,903 shares of common stock owned by Nelson Obus, but as to which he disclaims beneficial ownership and (viii) 2,547,903 shares of common stock owned by Joshua Landes, but as to which he disclaims beneficial ownership.  Mr. Landes and Mr. Obus are Co-Managing Members of Wynnefield Capital Management, LLC and executive officers of Wynnefield Capital, Inc.  Wynnefield Capital Management, LLC is the general partner of Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P., I; and Wynnefield Capital, Inc. is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd.

(15)  Includes 827,135 shares of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 15, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2007, we were party to a limited recourse revolving line of credit (the “Line of Credit”) from certain of our founding stockholders and directors.  Under the Line of Credit, we  could have up to $1,500,000 of outstanding borrowings at any time.  The Line of Credit bore interest at a rate equal to the rate of interest to be paid on the funds held in  Echo's trust account and had no recourse against the funds in the trust account. As of December 31, 2007,  the outstanding amounts owed under the  Line of Credit was $1,005,813.  This was not paid as of December 31, 2007 but was paid upon consummation of the Merger.

As of December 31, 2007, we were party to the Merger Agreement with XLNT, in which two of our directors, had an ownership interest and with whom Kevin Pendergest , Echo's Cheif Financial Officer, had entered into a consulting agreement.  For more information about the consulting agreement, see “Item 11.  – Executive Compensation.”

We  reimbursed our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with the Merger.  There was no limit on the amount of out-of-pocket expenses reimbursable by us, and there was no review of the reasonableness of the expenses by anyone other than our board of directors, which  included persons who sought reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Additionally, as described above, in “Item 11.  – Executive Compensation,” there  was a $7,500 per-month administrative fee with Windy City, Inc., an affiliated third party of which Joel Kanter , Echo's President, is president and a director.

Director Independence

Our Board of Directors has determined that Messrs. Johnston, Martin and Shroff are “independent” as that term is defined under the rules and regulations of the Nasdaq Stock Market.    We have applied to list  our common stock on the Nasdaq Capital Market and intend to move to the Nasdaq Global Market when eligible.   Our application is pending.  We are currently exploring alternatives to satisfy Nasdaq’s board independence requirements.

Item 14.  Principal Accountant Fees and Services

Audit Fees

During the fiscal year ended December 31, 2007 and 2006 , we paid our principal accountant Eisner LLP $137,000 and $37,000, respectively for the services they performed throughout those years , including in connection with audit work performed in the preparation of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, a review of our financial statements included in our Form 10-Qs and a review of our financial statements included in the Registration Statement on Form S-4, as amended, filed on November 8, 2007.

Audit-Related Fees

During 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Echo Healthcare Acquisition Corp. are included in Item 8:

Reports of Independent Registered Public Accounting Firms .

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the year ended December 31, 2007, for the year ended December 31, 2006 , for the period June 10, 2005 (date of inception) through December 31, 2005 and for the period June 10, 2005 (date of inception) through December 31, 2007.

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2007, for the year ended December 31, 2006 and for the period June 10, 2005 (date of inception) through December 31, 2007.

Consolidated Statements of Cash Flows for the year ended December 31, 2007, for the year ended December 31, 2006 , for the period June 10, 2005 (date of inception) through December 31, 2005 and for the period June 10, 2005 (date of inception) through December 31, 2007.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibits filed with this report are marked “*” in the table below. Exhibits furnished with this report are marked  “**”  in the table below.

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

2.1
Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 by and among Echo Healthcare Acquisition Corp., Pet DRx Acquisition Company and XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 8, 2007.)

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

10.4	Form of Subordinated Revolving Line of Credit Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 24, 2006.)

Exhibit No.	Description

10.5	Form of Restated Warrant Purchase Agreement. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

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

Exhibit No.	Description

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

10.20
Promissory Note, dated July 22, 2005, issued to Alastair Clemow in the amount of $15,000.  (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

10.21
Promissory Note, dated July 28, 2005, issued to Gary A. Brukardt in the amount of $10,000.  (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

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

10.28
Second Amendment to Subordinated Revolving Line of Credit Agreement  dated November 2, 2007 by and among Echo Healthcare Acquisition Corp., Richard Martin, Gene Burleson and Chicago Investments, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2007.)

10.29
Backstop Agreement dated January 3, 2008 by and among Windy City, Inc., Gene Burleson, Joel Kanter, Chicago Investments, Inc. and Hudson Bay Fund, LP.  (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

10.30
Letter Agreement dated January 3, 2008 by and between Chicago Investments, Inc. and Hudson Bay Fund, LP.  (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

Exhibit No.	Description

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 5.1 of the Registrant’s Current Report on Form 8-K filed on February 12, 2008.)

31.1 *	Section 302 Certification from Steven T. Johnson

31.2 *	Section 302 Certification from Gregory J. Eisenhauer

32.1 **	Section 906 Certification from Steven T. Johnson

32.2 **	Section 906 Certification from Gregory J. Eisenhauer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: April 4, 2008
By: /s/ Steven T. Johnson
Steven T. Johnson
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert M. Wallace
Robert M. Wallace	Chief Executive Officer and Director	April 4, 2008

/s/ Gregory J. Eisenhauer
Gregory J. Eisenhauer	Executive Vice President and Chief Financial Officer	April 4, 2008

/s/ Gene E. Burleson
Gene E. Burleson	Chairman of the Board	April 4, 2008

/s/ Zubeen Shroff
Zubeen Shroff	Vice-Chairman of the Board	April 4, 2008

/s/ Steven T. Johnson
Steven T. Johnson	President, Chief Operating Officer and Director	April 4, 2008

/s/ Joel Kanter
Joel Kanter	Director	April 4, 2008

/s/ Richard Martin
Richard Martin	Director	April 4, 2008

/s/ Richard Johnston
Richard Johnston	Director	April 4, 2008

/s/ J. David Reed
J. David Reed	Director	April 4, 2008

/s/ Keith Rosenbloom
Keith Rosenbloom	Director	April 4, 2008

EXHIBIT INDEX

Exhibits filed with this report are marked “*” in the table below. Exhibits furnished with this report are marked  “**”  in the table below.

Exhibit No.	Description

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

2.1
Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 by and among Echo Healthcare Acquisition Corp., Pet DRx Acquisition Company and XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 8, 2007.)

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

10.4	Form of Subordinated Revolving Line of Credit Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 24, 2006.)

10.5	Form of Restated Warrant Purchase Agreement. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-11, as amended, filed on February 2, 2006.)

Exhibit No.	Description

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

Exhibit No.	Description

10.19
Promissory Note, dated July 15, 2005, issued to Richard Martin in the amount of $25,000.  (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

10.20
Promissory Note, dated July 22, 2005, issued to Alastair Clemow in the amount of $15,000.  (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

10.21
Promissory Note, dated July 28, 2005, issued to Gary A. Brukardt in the amount of $10,000.  (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 filed on August 25, 2005.)

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

10.28
Second Amendment to Subordinated Revolving Line of Credit Agreement  dated November 2, 2007 by and among Echo Healthcare Acquisition Corp., Richard Martin, Gene Burleson and Chicago Investments, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2007.)

10.29
Backstop Agreement dated January 3, 2008 by and among Windy City, Inc., Gene Burleson, Joel Kanter, Chicago Investments, Inc. and Hudson Bay Fund, LP.  (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

10.30
Letter Agreement dated January 3, 2008 by and between Chicago Investments, Inc. and Hudson Bay Fund, LP.  (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 5.1 of the Registrant’s Current Report on Form 8-K filed on February 12, 2008.)

Exhibit No.	Description

31.1 *	Section 302 Certification from Steven T. Johnson

31.2 *	Section 302 Certification from Gregory J. Eisenhauer

32.1 **	Section 906 Certification from Steven T. Johnson

32.2 **	Section 906 Certification from Gregory J. Eisenhauer