Form 10-Q
period 2008-03-31
Pet DRx CORP
filed 2008-05-15
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 1-3473
PET DRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2517815
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 Centerview Drive, Suite 360
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)
(615) 369-1914
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐            (Do not check if a smaller reporting company)             Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 1, 2008, there were 23,659,085 shares of the Registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,459	$2,005
Trade accounts receivable, net	244	179
Inventory	1,122	1,268
Prepaid expenses and other	1,370	910
Due from related parties	238	238

Total current assets	32,433	4,600

Property and Equipment, net	7,902	7,887
Other assets:
Goodwill	49,190	49,190
Other intangible assets, net	6,926	7,145
Other	469	1,020

Total assets	$96,920	$69,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations, net of debt discount	$1,663	$1,533
Accounts payable	603	6,481
Accrued payroll and other expenses	5,360	5,577
Accrued income taxes	—	189
Due to a related party	356	356
Obligations under capital leases, current portion	478	520

Total Current liabilities	8,460	14,656

Long-term liabilities:
Convertible debt	3,095	11,361
Term notes, less current portion and net of debt discount	21,263	21,532
Obligations under capital leases, less current portion	464	531
Deferred rent	127	97
Other	73	145

Total long term liabilities	25,022	33,666

Total liabilities	33,482	48,322

Stockholders’ equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized Series A: 0 and 9,925,000 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	—	1
Series B: 0 and 34,581 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $0.0001, 90,000,000 shares authorized, 23,602,702 and 4,247,632 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	2	1
Additional paid-in capital	86,348	41,402
Accumulated deficit	(22,912)	(19,884)

Total stockholders’ equity	63,438	21,520

Total liabilities and stockholders’ equity	$96,920	$69,842

See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$17,835	$10,673

Direct costs	15,614	10,019
Depreciation and amortization expense	498	293
Stock-based compensation expense	16	2

Hospital contribution	1,707	359

Selling, general and administrative expense
(Excluding stock-based compensation and depreciation and amortization expense)	3,501	2,561
Depreciation and amortization expense	36	9
Stock-based compensation expense	253	18

Selling, general, and administrative expenses	3,790	2,588

Loss from operations	(2,083)	(2,229)

Other income (expense):
Interest income	217	48
Interest expense	(1,152)	(348)

Loss before provision for income taxes	(3,018)	(2,529)

Provision for income taxes	10	5

Net loss	$(3,028)	$(2,534)

Basic and diluted loss per common share	$(0.13)	$(0.68)

Weighted average shares used in computing basic and diluted loss per share	22,751	3,746
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(3,028)	$(2,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	534	301
Amortization of debt costs	363	22
Share-based compensation	269	20
Paid-in-kind interest on term loans	79	—
Amortization of debt amendment costs	7
Deferred rent	30	(5)

Changes in operating assets and liabilities:
Accounts receivable	(65)	41
Inventory	146	(54)
Prepaid expenses and other	(460)	(127)
Accounts payable	(5,878)	1,960
Accrued payroll and other expenses	483	763
Income taxes	(189)	(209)
Other	(24)	—

Net cash provided by (used in) operating activities	(7,733)	178

Cash flows used in investing activities:
Property and equipment additions	(326)	(3,982)
Business acquisitions, net of cash received	—	(16,782)

Net cash used in investing activities	(326)	(20,764)

Cash flow provided by financing activities:
Net proceeds from merger with XLNT	36,372	—
Payments made on prior acquisitions	—	(3,940)
Deferral of debt waiver fees	(182)
Proceeds from term loan with preferred stock warrants	—	11,097
Proceeds from Series B preferred stock, net of expenses paid in cash	—	13,563
Payments on notes payable	(568)	(301)
Payments on capital lease obligations	(109)	(79)

Net cash provided by financing activities	35,513	20,340

Increase (decrease) in cash and cash equivalents	27,454	(246)
Cash and cash equivalents at beginning of period	2,005	3,968

Cash and cash equivalents at end of period	$29,459	$3,722

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$197	$19

Interest	$793	$337

Schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$—	$32,159
Cash paid for acquisitions and related direct costs	—	(16,782)

Obligations to sellers of acquired hospitals, notes payable and assumed liabilities	$—	$15,377

Building acquired:
Purchase price	$—	930
Cash paid	—	(430)

Mortgage held by seller	$—	500
Deferred costs and accrued liabilities associated with merger of XLNT recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$700	$—
Conversion of Convertible Notes to Equity	$8,305	$—
Conversion of Series A and Series B preferred stock to common stock	$1	$—
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Pet DRx Corporation and subsidiaries (“Pet DRx,” the “Company,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In our opinion, the condensed consolidated financial statements include all normal and recurring adjustments necessary for fair presentation and represent our accounts after the elimination of intercompany transactions. Interim results are not necessarily indicative of expected results for a full year.
     The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and XLNT Veterinary Care, Inc.’s consolidated financial statements and the notes thereto contained in our Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on April 4, 2008.
2. New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption had no impact on our condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 on January 1, 2008. The adoption had no impact on our condensed consolidated financial statements.
3. Merger with XLNT Veterinary Care, Inc.
     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”), on January 4, 2008, a wholly-owned subsidiary of Echo Healthcare Acquisition Corp. (“Echo”) merged with and into XLNT Veterinary Care, Inc. (“XLNT”) and Echo changed its name to Pet DRx Corporation (the “Merger”). As a result of the Merger, the Company received approximately $36.4 million in proceeds from capital that was raised through the initial public offering of Echo in 2006, net of certain costs incurred in connection with completing the Merger.
     The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. In accordance with the guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of XLNT issuing stock for the net monetary assets of Pet DRx, accompanied by a recapitalization. The net monetary assets of Pet DRx were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of XLNT only was carried forward after the Merger. All common stock share amounts for all periods presented have been adjusted to reflect the merger. Acquisition expenses incurred by XLNT were recorded as equity. During the first quarter of 2008, the Company reclassified $0.7 million of Merger-related costs that were recorded in other long-term assets at December 31, 2007 to additional paid-in capital as of March 31, 2008.
     In connection with the Merger, the following equity transactions were completed:

•	All Series A convertible preferred stock of XLNT was converted to XLNT common stock at a 1:1 ratio and all Series B convertible preferred stock of XLNT was converted to XLNT common stock at a 1:100 ratio;

•	Certain holders of XLNT’s convertible debentures converted approximately $8.3 million of debentures into approximately 1.7 million shares of XLNT common stock;

•	A holder of XLNT’s Series B warrants exercised a warrant for 1,647 shares of Series B convertible preferred stock of XLNT which was subsequently converted to XLNT common stock at a 1:100 ratio;

•	XLNT issued 416,728 shares of XLNT common stock to certain investors who purchased shares of Echo common stock in privately negotiated transactions with various Echo stockholders who were stockholders of Echo as of the record date for Echo’s Special Meeting of Stockholders and who had voted against the Merger and submitted their shares for conversion (the “Inducement Shares”);

•	Each outstanding share of XLNT common stock (including those issued in connection with the Merger on conversion of preferred stock, convertible debentures, the exercise of warrants and the Inducement Shares) was converted to .771 shares of Pet DRx common stock;

•	Pet DRx reserved approximately 3.16 million of additional shares of common stock for future issuance upon the exercise of outstanding options and warrants and the conversion of convertible notes previously issued by XLNT;

•	Pet DRx placed approximately 1.6 million shares of common stock into escrow to satisfy any indemnification claims that may arise from such Merger;

•	Certain executives of the Company were granted options to purchase 424,480 shares of the Company’s common stock in the aggregate at an exercise price of $6.70 per share in accordance with the terms of their respective employment agreements; and

•	The stockholders of Pet DRx approved the 2007 Stock Incentive Plan.
4. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at March 31, 2008 was $49,190. No adjustments were made to goodwill during the three month period ended March 31, 2008.
     In addition to goodwill, we had amortizable intangible assets at March 31, 2008 and December 31, 2007 as follows (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$323	$(165)	$158	$323	$(140)	$183
Non-contractual customer relationships	7,975	(1,207)	6,768	7,975	(1,013)	6,962

Total	$8,298	$(1,372)	$6,926	$8,298	$(1,153)	$7,145

     Amortization expense related to intangible assets was approximately $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of March 31, 2008 is as follows (in thousands):

Remainder of 2008	$655
2009	851
2010	736
2011	776
2012	776
Thereafter	3,132

Total	$6,926

5. Property and Equipment
     Property and equipment, net at March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31,	December 31,
	2008	2007
Buildings	$4,177	$4,177
Leasehold improvements	544	524
Equipment	2,530	2,484
Furniture and equipment	585	402
Computer equipment & software	1,696	1,639
Construction —in-progress	20	—

Total property and equipment	9,552	9,226

Less-accumulated depreciation and amortization	(1,650)	(1,339)

Total property and equipment, net	$7,902	$7,887

     Depreciation and amortization expense, including the amortization of property under capital leases, for the three months ended March 31, 2008 and 2007 was $0.3 million and $0.2 million, respectively.
6. Long-Term Obligations
     Long-term obligations consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

		March 31,	December 31,
		2008	2007
Convertible notes	Convertible notes payable, maturing from 2010 to 2012, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.0% to 12.0% (net of debt discount)	$3,095	$11,292
Promissory notes	Notes payable, maturing from 2008 to 2012, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 15.0% (net of debt discount)	22,702	22,900
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 6.5%	224	234

	Total debt obligations	26,021	34,426

	Less-current portion, net of debt discount	(1,663)	(1,533)

	Long-term portion	$24,358	$32,893

     The future payments under long-term obligations as of March 31, 2008 are as follows:

Remainder of 2008	$1,799
2009	2,218
2010	20,094
2011	1,731
2012	1,680
Thereafter	56

Total	$27,578

Convertible Notes
     On January 4, 2008, in conjunction with the Merger with XLNT, several of the convertible note holders, including St. Cloud Capital Partners, L.P., converted approximately $8.3 million of their notes to 1,721,153 shares of XLNT common stock in accordance with their agreements. The debt discount related to the St. Cloud Capital Partners, L.P. convertible note of approximately $0.1 million was charged to interest expense in the condensed consolidated statement of operations.
Amendment to Credit Agreement for $12.0 million term loan with Fifth Street
     On February 19, 2008, XLNT entered into the First Amendment (the “First Amendment”) dated as of February 19, 2008 to Credit Agreement and Loan Documents dated as of March 29, 2007 with Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”). The $12.0 million term loan made pursuant to this credit agreement is secured by the inventory, chattel paper, accounts receivable, equipment and general intangibles of the Company and matures on March 8, 2010, with a one-time option at the election of the Company to renew for an additional year. The First Amendment, among other things, changed the interest rate on the term loan from 12.0% to 15.0%, beginning March 1, 2008. The additional 3% interest accrues and is added to the principal balance of the loan. During the three months ended March 31, 2008, the Company accrued approximately $0.1 million of interest onto the principal of the loan. The First Amendment also modified the financial covenants and ratios required under the credit agreement and waived the Company’s default of the prior financial covenants and ratios for the fiscal quarter ending December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ending March 31, 2008. Upon execution of the First Amendment, the Company paid Fifth Street a $120,000 restructuring fee which was deferred to Other Assets in the accompanying condensed balance sheet and will amortize to interest expense over the remainder of the life of the loan.
     In connection with the First Amendment, Pet DRx entered into an amended Security Agreement (the “Security Agreement”) dated February 19, 2008 with Fifth Street whereby Pet DRx granted Fifth Street a security interest in all of its assets.
     Amendment to Credit Agreement for $4.0 million term loan with Fifth Street
     On February 19, 2008, XLNT and Fifth Street entered into the Second Amendment (the “Second Amendment”) dated as of February 19, 2008 to Credit Agreement and Loan Documents dated June 29, 2007 and as amended by the First Amendment dated November 27, 2007. The $4.0 million term loan made pursuant to this credit agreement is secured by certain real estate owned by the Company and matures on March 8, 2010. The Second Amendment, among other things, changed the interest rate on the term loan from 12.0% to 15.0%, beginning March 1, 2008. The additional interest accrues and is added to the principal balance of the loan. The Second Amendment also modified the financial covenants and ratios required under the Credit Agreement and waived the Company’s default of the prior financial covenants and ratios for the fiscal quarter ending December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ending March 31, 2008. Upon execution of the Second Amendment, the Company paid Fifth Street a $36,381 restructuring fee, which was deferred to Other Assets in the accompanying condensed balance sheet and will amortize to interest expense over the remainder of the life of the loan.

7. Stockholders’ Equity
     In conjunction with the Merger on January 4, 2008, each share of XLNT’s Series A convertible preferred stock was converted to one share of XLNT common stock and each share of XLNT’s Series B convertible preferred stock was converted to 100 shares of XLNT common stock. In addition, approximately $8.3 million of convertible notes were converted to 1,721,153 shares of XLNT common stock. See Note 6. Additionally, a holder of XLNT’s Series B warrants exercised a warrant for 1,647 shares of Series B convertible preferred stock of XLNT which was subsequently converted to XLNT common stock at a 1:100 ratio. As well, XLNT issued 416,728 shares of XLNT common stock to certain investors who purchased shares of Echo common stock in privately negotiated transactions with various Echo stockholders who were stockholders of Echo as of the record date for Echo’s Special Meeting of Stockholders and who had voted against the Merger and submitted their shares for conversion (the “Inducement Shares”).
     Following these conversions, exercises and issuances, each outstanding share of XLNT common stock was converted to 0.771 shares of Pet DRx common stock.
     As of March 31, 2008, there were 90,000,000 shares of common stock of Pet DRx authorized and 23,602,702 shares outstanding.
Common Stock Warrants
     The Company has issued warrants to purchase common shares of the Company either as compensation for consultants and vendors or as additional incentive for investors and lenders. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid-in-capital for common issuances or a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model. At December 31, 2007, the Company had 1,258,994 common stock warrants at a weighted average price of $2.50, which upon the Merger occurring, were converted to 970,684 Pet DRx common stock warrants at a weighted average price of $3.24.
     In conjunction with the Merger, 90,300 of Series B preferred stock warrants were converted to 69,621 of Pet DRx common stock warrants.
     The following table summarizes all activities of common stock warrants during the year-ended December 31, 2007:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price
Outstanding, December 31, 2007	970,684	$3.24
Granted	—	—
Pet DRx warrants assumed in Merger	7,645,833	6.00
Series B Preferred Stock warrants converted to common stock warrants	69,621	0.00
Exercised	—	—
Cancelled	—	—

Outstanding, March 31, 2008	8,686,138	$5.64

Exercisable, March 31, 2008	8,686,138	$5.64

     The following table summarizes information about the warrants outstanding at March 31, 2008:

		Remaining
		Contractual
Exercise	Warrants	Life
Price	Outstanding	(years)
$2.72	168,459	7.58
$3.11	740,160	7.83
$6.00	7,645,833	2.00
$6.16	62,065	9.50
$0.00	69,621	9.13

	8,686,138

8. Calculation of Loss Per Common Share
     Basic and diluted net loss per share is presented in conformity with FASB’s SFAS 128, “Earnings Per Share”, for all periods presented. Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the losses of the Company.
     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31
	2008	2007
Convertible debenture notes, if converted to common stock	404	2,247
Warrants for common stock	8,686	1,178
Warrants for preferred stock, if exercised and converted to common stock	—	180
Preferred shares, if converted to common stock	—	13,168
Options for common stock	2,685	438

Total	11,775	17,211
     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31
	2008	2007
Net loss	$(3,028)	$(2,534)
Weighted average common shares outstanding:
Basic	22,751	3,746
Effect of dilutive common stock equivalents	—	—

Diluted	22,751	3,746

Basic and diluted loss per common share	$(0.13)	$(0.68)

9. Share-Based Compensation
     We account for stock options granted to nonemployees on a fair-value basis in accordance with Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS 123(R) “Share-based payment.” As a result, the amount of share-based compensation expense recorded for nonemployee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock.
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires us to measure the cost of share-based payments granted to our employees, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.
     SFAS No. 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Prior to the adoption of SFAS No. 123(R), we did not recognize any income tax benefits resulting from the exercise of stock options.
     On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107, provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31
	2008	2007
Direct costs	$16	$2
Selling, general and administrative and marketing	253	18

Total	$269	$20

Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted
	Stock			Average
	Options		Weighted	Remaining
	Available	Stock	Average	Contractual	Aggregate
	for	Options	Exercise	Life	Intrinsic
	Grant	Outstanding	Price	(years)	Value
Balance as of December 31, 2007	487	1,618	$5.40	9.40	$22
Authorized under Pet DRx 2007 Stock Incentive Plan	2,700	—	—
Granted	(1,082)	1,082	6.56
Exercised	—	—	—
Forfeited or canceled	15	(15)	6.16

Balance as of March 31, 2008	2,120	2,685	$5.85	9.49	$375

Vested at March 31, 2008	—	218	$6.01	9.39	$28
Exercisable at March 31, 2008	—	218	$6.01	9.39	$28
     The following table summarizes information about the options outstanding at March 31, 2008 (in thousands, except exercise prices and the weighted average remaining contractual life):

			Weighted
			Average
		Number	Remaining	Weighted	Number	Weighted
Range of		Outstanding	Contractual Life	Average	Exercisable	Average
Exercise Prices		As of 03/31/08	(years)	Exercise Price	As of 03/31/08	Exercise Price
$2.17	$2.17	21	7.04	$2.17	10	$2.17
$3.11	$3.11	16	7.97	$3.11	8	$3.11
$3.18	$3.18	347	9.67	$3.18	0	$0.00
$5.71	$5.71	163	8.41	$5.71	41	$5.71
$6.16	$6.16	1,056	9.28	$6.16	10	$6.16
$6.26	$6.26	80	9.88	$6.26	0	$0.00
$6.50	$6.50	578	4.06	$6.50	144	$6.50
$6.70	$6.70	424	8.12	$6.70	5	$6.70

$2.17	$6.70	2,685	9.49	$5.85	218	$6.01
     As of March 31, 2008, there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $5.1 million related to employee and director grants and $8,000 related to consultant grants. The costs are expected to be recognized over a weighted-average service period of 2.7 years.
Calculation of Fair Value
     The fair value of options granted to employees is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of employee options on a straight-line basis over the requisite service period. The fair value of options to nonemployees is estimated throughout the requisite service period using the Black-Scholes option pricing model and the amount of share-based compensation expense recorded is affected each reporting period by changes in the estimated fair value of the underlying common stock until the options vest.

     The following assumptions were used to determine the fair value of those options valued during the three months ended March 31, 2008 and year ended December 31, 2007:

	March 31,	December 31,
	2008	2007
Weighted- average volatility (1)	174.0%	46.0%
Expected dividends	0.0%	0.0%
Expected term — employees (2)	6.1 years	6.1 years
Expected term — nonemployees (2)	10.0 years	10.0 years
Risk-free rate — employees (3)	2.6%-3.3%	4.4%-4.8%
Risk-free rate — nonemployees	4.3%-4.6%	4.5%-5.2%
(1)	In 2007 and 2008, we estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimate the expected term for employees based on the simplified method permitted under SAB No. 110. The expected term presented for nonemployees is based upon option expiration date at the date of grant.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.
10. Contingencies
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto provided under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). The Company’s disclosure and analysis in this Form 10-Q contain some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other materials it releases to the public, as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, future performance or results of current and anticipated services, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.
     The Company cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Investors should keep this in mind as they consider forward-looking statements. Factors that may cause our plans, expectations, future financial condition and results to change are described under the heading “Risk Factors” in Item 2.01 of our Current Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008.
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of March 31, 2008, and the Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC filed after March 31, 2008 at the SEC’s website at www.sec.gov.
Overview
Merger with XLNT Veterinary Care, Inc.
     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”), on January 4, 2008, a wholly-owned subsidiary of Echo Healthcare Acquisition Corp. (“Echo”) merged (the “Merger”) with and into XLNT Veterinary Care, Inc. (“XLNT”), with XLNT surviving as a wholly-owned subsidiary of Echo. In conjunction with the Merger, Echo changed its name to Pet DRx Corporation. As a result of the Merger, the Company received approximately $36.4 million in proceeds from capital that was raised through the initial public offering of Echo in 2006, net of certain costs incurred in connection with completing the Merger.
     The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. See Note 3 to the condensed consolidated financial statements. Accordingly, following the Merger, the consolidated financial statements of the Company depict the operating results of XLNT, including the acquisition of Echo from the date of the consummation of the Merger, and include the historical financial statements from prior year periods of XLNT without regard for the financial statements of Echo for such prior periods. All common stock share amounts for all periods presented have been adjusted to reflect the merger. Acquisition expenses incurred by XLNT were recorded as equity. During the first quarter of 2008, the Company reclassified $0.7 million of Merger-related costs that were recorded in other long-term assets at December 31, 2007 to additional paid-in capital as of March 31, 2008.

General
     We are a provider of primary and specialty care veterinary services to companion animals through a network of fully-owned veterinary hospitals. We currently own and operate twenty-six veterinary hospitals in the State of California.
     Our objective is to become a preferred provider of high quality pet care by offering a broad array of pet care services under one brand. We offer a full range of general medical treatment for pets, including (i) preventative care, such as vaccinations, examinations, spaying, and dental care, and (ii) a broad range of specialized diagnostic and medical services, such as x-ray, ultra-sound, internal medicine, surgery, cardiology, ophthalmology, dermatology, oncology, and other services.
     We are developing “hub and spoke” systems, whereby we will develop larger, fully equipped veterinary hospitals, providing a wide range of speciality medical, diagnostic and non-medical services at the “hub,” and use traditional smaller general practices as “spokes” to feed patients to the “hub” units desiring the broader array of more specialized services that a general practice is not equipped to provide. We also intend to enter into affiliate relationships with veterinary hospitals not owned by us that may become “feeder spokes” for our “hub” units.
Seasonality
     The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm and ticks, and the number of daylight hours.
Overview of Our Financial Results
     The first quarter of 2008 was a period of significant change for us. Following the completion of the Merger and the hiring of a new senior management team, we began to implement certain practices which we believe will allow the Company to grow more profitably both in the near and long-term. Centralization of purchasing and beginning to align staff costs appropriately were both contributing factors to improved same-store hospital contribution margins in the first quarter of 2008. Future improvements in these areas, combined with the establishment of an acquisition pipeline, are factors that we believe will lead to an increase in profitability for Pet DRx.
     For the three month period ended March 31, 2008, net revenue was $17.8 million, an increase of 67% over the same time period in the prior year. The net loss for the three month period ended March 31, 2008 was $(3.0 million), an increase of 19% over the three months ended March 31, 2007. Basic and diluted net loss per share was $(0.13) for the three months ended March 31, 2008 and was $(0.55) less than the basic and diluted net loss per share for the same time period in the prior year.
     The revenue increase in the first three months of 2008 versus 2007 was primarily due to the acquisition of six veterinary hospitals late in the first quarter of 2007. The increase in net loss was primarily a result of an increase in direct costs due to the six acquisitions that were made late in the first quarter last year and were owned for a full three months in 2008, increased SG&A costs as a result of the Company building its infrastructure and relocating its headquarters from San Jose, California to Brentwood, TN, and higher interest expense as a result of the financing put in place by the Company throughout 2007, offset by higher revenues from the six acquisitions mentioned previously. Net loss per share decreased primarily due to the increased number of common shares outstanding as a result of the Merger.
     Cash used in operations for the three months ended March 31, 2008 was $7.7 million as opposed to cash provided by operations in the first three months ended March 31, 2007 of $0.2 million. The cash used in operations during the three months ended March 31, 2008 was primarily due to the net loss of $3.0 million and the payments of $5.9 million of past due accounts payable when the Company was funded from the Merger during the quarter. Cash provided by operations in the first quarter of 2007 was a result of the Company building up its payables and other accrued expenses during the quarter. Cash used in investing activities during the first quarter of 2008 was for purchases of equipment for various hospitals. Cash used in investing activities during the same time period a year ago primarily was for the six acquisitions made during the quarter and capital purchases for those businesses. Cash provided by financing activities in the first quarter of 2008 was principally the result of the $36.4 million of net proceeds received on January 4, 2008 when the Company completed the Merger, offset by payments on term notes and capital leases, as well as payment of certain fees related to the amendment of the loans with Fifth Street Mezzanine Partners II, L.P. See Note 6 in the accompanying condensed consolidated financial statements. Cash provided by financing activities in the first quarter of 2007 was from the $11.1 million net proceeds of the issuance of the $12 million note with Fifth Street Mezzanine Partners II, L.P. and from the issuance of Series B preferred stock, offset by payments on prior acquisitions from 2006.

     We had a working capital surplus of $24.0 million at March 31, 2008 as compared to a working capital deficit of $10.1 million at December 31, 2007. The March 31, 2008 working capital was favorably impacted because of the net proceeds received from the completion of the Merger.
Results of Our Operations
Three Months Ended March 31, 2008 and 2007
Revenue

	For The Three Months Ended
	March 31,		%
	2008	2007	Change
	(In millions, except percentages)
Revenue	$17.8	$10.7	67%
     Revenues increased $7.1 million, or 67%, during the three months ended March 31, 2008 as compared to the same time period in the prior year. The revenue increase was primarily due to the revenues associated with the six veterinary hospitals acquired towards the end of the first quarter of 2007 as summarized below:

	Comparative Analysis
	2008	2007	% Change
	(In millions, except percentages)
Same-store revenue (1)	$9.7	$9.4	3%
Net acquired revenue (2)	8.1	1.3	538%

Total	$17.8	$10.7	67%

(1)	Same-store revenue were calculated using animal hospital operating results for the twenty animal hospitals that we owned for the full three months of 2008 and the full three month period ended March 31, 2007.

(2)	Net acquired revenue represents the revenue from the six animal hospitals acquired during the three month period ended March 31, 2007. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions during the three months ended March 31, 2007.
Same-store revenue growth resulted primarily from pricing. Prices are reviewed periodically throughout the year for each hospital and adjustments are made based on market considerations, demographics and our costs.
Direct Costs

	For The Three Months Ended
	March 31,
	2008	2007	% Change
	(In millions, except percentages)
Total direct costs	$16.1	$10.3	56%
Hospital Contribution Margin as a percentage of total net revenue	9.6%	3.4%

     Direct costs increased $5.8 million, or 56%, in the first three months of 2008 as compared to the first three months of 2007. The increase in direct costs was primarily due to the costs associated with the six veterinary hospitals acquired late in the first quarter of 2007, which accounted for an increase of $6.5 million. Offsetting this increase was a decrease in same-store direct costs of $0.7 million. This decrease was a result of the Company centralizing its purchasing of medical and pet supplies during 2008, which allowed the Company to begin realizing advantageous pricing from economies of scale and reductions of on-hand inventory quantities, which decreased overall cost of goods sold. Further decreasing same-store direct costs was a decrease in hospital staff costs as management has begun to align staff costs to be consistent with the industry standard. Management believes that overall hospital contribution margin will continue to improve by the end of 2008.
     Direct costs include depreciation and amortization of $0.5 million and $0.3 million in the three months ended March 31, 2008 and 2007, respectively.
Selling, General and Administrative

	For The Three Months
	Ended March 31,
	2008	2007	% Change
	(In millions, except percentages)
Selling, general and administrative	$3.8	$2.6	46%
As a percentage of total net revenue	21.3%	24.2%
     SG&A increased by $1.2 million, or 46%, for the three months ended March 31, 2008 as compared to the same time period in the prior year, resulting primarily from expansion in corporate staff costs as a result of the Company building its corporate infrastructure to support both current and future operations, anticipated acquisitions, and costs associated with being a public company. Management feels it now substantially has the appropriate infrastructure in place and that the acquisition of new animal hospitals will not likely demand that the Company hire significant personnel in the near term. Further increasing SG&A costs was the relocation costs associated with the move of the corporate headquarters from San Jose, California to Brentwood, Tennessee. During the relocation in the first quarter of 2008, the Company incurred approximately $0.5 million of non-recurring moving and duplicative staff costs to complete its move and transition the day-to-day administrative functions to Brentwood. Finally, the Company recorded approximately $0.3 million of increased stock compensation expense as a result of the issuance of a large number of stock options in the first quarter of 2008, in conjunction with the Merger.
     Offsetting these increases to SG&A costs was a reduction in overall spending on professional fees. During the first three months of 2007, the Company spent approximately $1.7 million on professional fees as a result of the one-time accounting, legal, and consulting costs that were incurred due to the pending Merger with XLNT Veterinary Care, Inc. Spending on professional fees in the first three months of 2008 was approximately $0.8 million.
Interest income

	For The Three Months
	Ended March 31,
	2008	2007	% Change
	(In millions, except percentages)
Interest income	$0.2	$0.0	350.0%
As a percentage of total net revenue	1.2%	0.4%
     The increase in interest income for the three months ended March 31, 2008 as compared to the same time period in the prior year was a result of the $36.4 million of proceeds, net of certain closing costs, associated with the Merger, which were on deposit at a banking institution for the majority of the three months ended March 31, 2008.

Interest Expense

	For The Three Months
	Ended March 31,
	2008	2007	% Change
	(In millions, except percentages)
Interest expense	$1.2	$0.3	231%
As a percentage of total net revenue	6.5%	3.3%
     Interest expense increased primarily attributable to the interest expense incurred on the $16.0 million of debt that we borrowed in 2007 from Fifth Street Mezzanine Partners II, L.P. Additionally, due to St. Cloud Capital Partners, L.P. converting their convertible note to common stock on January 4, 2008, the $0.1 million debt discount that had been recorded was charged to interest expense in the first quarter of 2008.
Liquidity and Capital Resources
     As of March 31, 2008, we had cash and cash equivalents of $29.5 million and working capital of $24.0 million. Management believes that the Company has sufficient cash to meet its operating needs for 2008, subject to the number of acquisitions that it intends to close during the year. We are party to a $12.0 million Credit Agreement and Loan Documents dated as of March 29, 2007 with Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”) and a $4.0 million Credit Agreement and Loan Documents dated June 29, 2007 with Fifth Street. On February 19, 2008, we amended our loan agreements with Fifth Street. See Note 6 to the condensed consolidated financial statements.
     Our loan agreements with Fifth Street contain various financial covenants, which relate primarily to cash flows.
     We may not satisfy our financial covenants under our loan agreements with Fifth Street for the fiscal quarter ending June 30, 2008. Accordingly, we will seek to (i) obtain an alternate financing arrangement with another lender on more favorable terms or (ii) attempt to renegotiate the terms of the loan agreements with Fifth Street or obtain a waiver of such covenants. There can be no assurance that an agreement to revise these covenants will be reached or that a waiver will be obtained or that we will obtain an alternate financing arrangement from another lender, on terms favorable to us, or at all.
Cash Flows from Operating Activities
     Our largest source of operating cash flows is cash collections from our customers for purchases of veterinary healthcare services. We usually receive payment at the time of service. Our primary uses of cash for operating activities include corporate and hospital personnel, facilities related expenditures including purchase of inventory, and costs associated with outside support and services.
     Cash used in operating activities for the first three months of 2008 was $7.7 million as opposed to cash that was provided by operating activities in the same time period one year ago of $0.2 million. The $7.7 million of net cash used in operating activities for the first quarter of 2008 resulted from the $3.0 million net loss, $5.9 million decrease in accounts payable as the Company paid its large balance down with the net proceeds received in the Merger with XLNT, and a $0.5 million decrease in prepaid expenses. These fluctuations were offset somewhat by the $0.5 million, $0.4 million and $0.3 million of non-cash expenses from depreciation and amortization, amortization of debt discounts and stock-based compensation, respectively. The net cash provided by operating activities in the first quarter of 2007 was a result of an increase in accounts payable and accrued expenses of $2.0 million and $0.8 million, respectively, offset by a $2.5 million net loss for the quarter.
Cash Flows from Investing Activities
     Cash used in investing activities of $0.3 million during the first quarter of 2008 was for purchases of equipment at various hospital locations. Cash used in investing activities for the first quarter of 2007 was due to the $16.8 million of net cash used to acquire six veterinary hospitals during the first quarter of 2007 coupled with the $4.0 million of cash used to purchase capital expenditures during those three months.
Anticipated Acquisition Program
     Currently, we operate in the California market. We may acquire additional veterinary hospitals in the California market as well as other states utilizing our available cash, and other sources, if available, on acceptable terms. We have begun researching other markets which we believe may have attractive acquisition targets.
     We target veterinary hospitals for acquisitions that are profitable or which we believe will be profitable when integrated into our operations. We work to build incremental value through programs designed to drive incremental new revenues and benefit from economies of scale, proactive marketing, centralized management, management information systems, “brand name” identification, and by broadening the scope of services and products offered at our hospitals. Typically, we target “spoke” acquisition candidates with annual revenues in excess of $1.0 million and “hub” acquisition candidates with annual revenues in excess of $4.0 million.

     The consideration paid in our acquisitions may consist of cash, common stock, warrants and/or debentures, including convertible debentures.
Cash Flows from Financing Activities
     Cash provided by financing activities during the first quarter of 2008 was primarily attributable to the $36.4 million of net proceeds received from the Merger, offset by $0.6 million of payments on term notes issued in prior years in conjunction with the purchase of animal hospitals, $0.2 million of payments to Fifth Street Mezzanine Partners II, L.P. in association with the amendment of their loans to us, and $0.1 million of payments made on certain capital leases. Cash provided by financing activities in the first quarter of 2007 principally consisted of net proceeds of $11.1 million from the issuance of the $12 million term loan with Fifth Street Mezzanine Partners II, L.P. in March 2007, $13.6 million from the net proceeds obtained from the issuance of shares of Series B convertible preferred stock, offset by $4.0 million of payments made on acquisitions from 2006, $0.3 million of payments made on other term loans, and $0.1 million of payments made on capital leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2008, that, as a result of the factors referred to below under “Internal Control Over Financial Reporting,” our disclosure controls and procedures were ineffective.
Internal Control over Financial Reporting
     On January 4, 2008, we completed the Merger, pursuant to which XLNT became a wholly-owned subsidiary of Echo and Echo changed its name to Pet DRx. See Note 3 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details relating to the Merger.
     Because XLNT was a private company until the consummation of the Merger, XLNT was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and was therefore not required to make an assessment of the effectiveness of its internal control over financial reporting. As a private company, XLNT was also not required to maintain disclosure controls and procedures. Further, its independent registered public accounting firm was not engaged to express, nor has it expressed, an opinion on the effectiveness of XLNT’s internal control over financial reporting. However, in connection with the audits of XLNT’s consolidated financial statements for the years ended December 31, 2007 and 2006, XLNT’s independent registered public accounting firm informed XLNT that it had identified material weaknesses in XLNT’s internal control over financial reporting. See “Risk Factors — The Company’s management and auditors have identified material weaknesses and a significant deficiency in XLNT’s internal controls that, if not properly remediated, could result in material misstatements in the financial statements of the Company and the inability of management to provide its report on the effectiveness of the Company’s internal controls as required by the Sarbanes-Oxley Act of 2002, either of which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock” in Item 2.01 of our Current Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008.
     As a result of the Merger, our recently hired accounting staff and new management team are currently in the process of assessing and integrating XLNT’s internal control over financial reporting. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. There have been no other changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 2.01. Completion of Acquisition or Disposition of Assets — Risk Factors” in our Current Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008 (the “Form 8-K/A”), which could materially affect our business, financial condition and/or future results. The risks described herein and in our Form 8-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the quarter ended March 31, 2008, the following proposals were submitted to and approved by the stockholders present at the Special Meeting of Stockholders of Echo Healthcare Acquisition Corp. on January 4, 2008:
     1. the Merger Proposal — to adopt the Second Amended and Restated Agreement and Plan of Merger, dated as of October 23, 2007, by and among Echo, Pet DRx Acquisition Company, Echo’s wholly-owned subsidiary, and XLNT, and to approve the transactions contemplated thereby, whereby Echo will acquire all of the outstanding securities of XLNT and XLNT will become a wholly-owned subsidiary of Echo:

For	6,783,250	Against	1,392,173	Abstaining	0
     2. the Amendment Proposal — to amend and restate Echo’s Amended and Restated Certificate of Incorporation to: (i) increase the number of authorized shares of common stock from 25,000,000 shares to 90,000,000 shares and the authorized shares of preferred stock from 1,000,000 shares to 10,000,000 shares, which will result in an increase in the total number of authorized shares of capital stock from 26,000,000 to 100,000,000, (ii) remove the preamble and Sections A through E of Article Sixth of the certificate of incorporation (to remove certain provisions related to a business combination that were put in place as a result of our being a blank check company) and (iii) change Echo’s name from “Echo Healthcare Acquisition Corp.” to “Pet DRx Corporation”:

For	6,982,515	Against	825,190	Abstaining	367,718
     3. the Stock Incentive Plan Proposal — to adopt and approve the 2007 Pet DRx Corporation Stock Incentive Plan (the “2007 Stock Incentive Plan”) pursuant to which Echo will reserve up to 2,700,000 shares of common stock for issuance pursuant to the 2007 Stock Incentive Plan:

For	6,976,505	Against	831,200	Abstaining	367,718
     4. the Consulting Agreement Proposal — to approve the payment, out of proceeds currently held in trust, upon the consummation of the Merger contemplated by the Merger Proposal of the consulting fees incurred by

Windy City, Inc. (“Windy City”) for the benefit of Echo pursuant to Windy City’s engagement of Strategic Alliance Network, a company that Echo’s Chief Financial Officer founded and for which he currently serves as President:

For	6,970,505	Against	1,054,200	Abstaining	150,718
     The Merger Proposal, the Amendment Proposal, the Stock Incentive Plan Proposal and the Consulting Agreement Proposal are explained in more detail in the definitive proxy statement/prospectus filed by Echo with the SEC on November 13, 2007 and subsequently supplemented on November 27, 2007, which is incorporated herein by reference.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 10, 2008.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on January 10, 2008.)

10.1
Backstop Agreement dated January 3, 2008 by and among Windy City, Inc., Gene Burleson, Joel Kanter, Chicago Investments, Inc. and Hudson Bay Fund, LP. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

10.2
Letter Agreement dated January 3, 2008 by and between Chicago Investments, Inc. and Hudson Bay Fund, LP. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

10.3
Board Voting Agreement dated as of January 4, 2008 by and among the Registrant and Certain Stockholders named on the signature pages thereof. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Current Report on Form 8-K filed on January 10, 2008.)

10.4
Escrow Agreement dated as of February 12, 2008 by and among the Company, the stockholder representatives acting on behalf of the former stockholders of XLNT Veterinary Care, Inc., and JP Morgan Chase Bank, National Association, as Escrow Agent. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 12, 2008.)

10.5
Registration Rights Agreement dated as of February 12, 2008 by and among the Company, the founders of the Company, as listed on the signature pages thereof, and former affiliates of XLNT Veterinary Care, Inc., as listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 12, 2008.)

10.6
First Amendment to Credit Agreement and Loan Documents dated as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, XLNT Veterinary Care, Inc., as Lead Borrower, certain subsidiaries of XLNT Veterinary Care, Inc. named therein, as Non-Lead Borrowers, and Bay Area Veterinary Specialist, Inc. and Bradshaw Veterinary Clinic, Inc., as New Borrowers. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

10.7
Second Amendment to Credit Agreement and Loan Documents dated as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, and XLNT Veterinary Care, Inc., as Borrower. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

Exhibit
No.	Description
10.8
Guaranty made as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, and Pet DRx Corporation, as Guarantor. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

10.9
Security Agreement dated February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Secured Party, and Pet DRx Corporation, Bay Area Veterinary Specialist, Inc., and Bradshaw Veterinary Clinic, Inc., as Debtors. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

10.10	2007 Pet DRx Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 11, 2007.)

10.11*	Pet DRx Corporation 2008 Employee Bonus Plan.

10.12*	Pet DRx Corporation 2008 Non-Employee Director Compensation Program.

31.1*	Section 302 Certification from Steven T. Johnson.

31.2*	Section 302 Certification from Gregory J. Eisenhauer.

32.1*	Section 906 Certification from Steven T. Johnson.

32.2*	Section 906 Certification from Gregory J. Eisenhauer.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION (Registrant)
Date: May 14, 2008	By:	/s/ Gregory J. Eisenhauer
Gregory J. Eisenhauer
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 10, 2008.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on January 10, 2008.)

10.1
Backstop Agreement dated January 3, 2008 by and among Windy City, Inc., Gene Burleson, Joel Kanter, Chicago Investments, Inc. and Hudson Bay Fund, LP. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

10.2
Letter Agreement dated January 3, 2008 by and between Chicago Investments, Inc. and Hudson Bay Fund, LP. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on January 3, 2008.)

10.3
Board Voting Agreement dated as of January 4, 2008 by and among the Registrant and Certain Stockholders named on the signature pages thereof. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Current Report on Form 8-K filed on January 10, 2008.)

10.4
Escrow Agreement dated as of February 12, 2008 by and among the Company, the stockholder representatives acting on behalf of the former stockholders of XLNT Veterinary Care, Inc., and JP Morgan Chase Bank, National Association, as Escrow Agent. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 12, 2008.)

10.5
Registration Rights Agreement dated as of February 12, 2008 by and among the Company, the founders of the Company, as listed on the signature pages thereof, and former affiliates of XLNT Veterinary Care, Inc., as listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 12, 2008.)

10.6
First Amendment to Credit Agreement and Loan Documents dated as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, XLNT Veterinary Care, Inc., as Lead Borrower, certain subsidiaries of XLNT Veterinary Care, Inc. named therein, as Non-Lead Borrowers, and Bay Area Veterinary Specialist, Inc. and Bradshaw Veterinary Clinic, Inc., as New Borrowers. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

10.7
Second Amendment to Credit Agreement and Loan Documents dated as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, and XLNT Veterinary Care, Inc., as Borrower. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

10.8
Guaranty made as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, and Pet DRx Corporation, as Guarantor. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

10.9
Security Agreement dated February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Secured Party, and Pet DRx Corporation, Bay Area Veterinary Specialist, Inc., and Bradshaw Veterinary Clinic, Inc., as Debtors. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on February 25, 2008.)

10.10	2007 Pet DRx Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-4, as amended, filed on November 11, 2007.)

Exhibit
No.	Description
10.11*	Pet DRx Corporation 2008 Employee Bonus Plan.

10.12*	Pet DRx Corporation 2008 Non-Employee Director Compensation Program.

10.13*	Form of Stock Option Agreement for stock options granted to Non-Employee Directors under the 2007 Pet DRx Corporation Stock Incentive Plan.

31.1*	Section 302 Certification from Steven T. Johnson.

31.2*	Section 302 Certification from Gregory J. Eisenhauer.

32.1*	Section 906 Certification from Steven T. Johnson.

32.2*	Section 906 Certification from Gregory J. Eisenhauer.

*	Filed or furnished herewith.