Form 10-Q
period 2008-06-30
Pet DRx CORP
filed 2008-08-14
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer ☐      (Do not check if a smaller reporting company)                         Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At June 30, 2008, there were 23,659,037 shares of the Registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,045	$2,005
Trade accounts receivable, net	238	179
Inventory	1,138	1,268
Prepaid expenses and other	905	910
Due from related parties	115	238

Total current assets	11,441	4,600

Property and Equipment, net	8,105	7,887
Other assets:
Goodwill	49,190	49,190
Other intangible assets, net	6,707	7,145
Other	303	1,020

Total assets	$75,746	$69,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term obligations, net of debt discount	$2,320	$1,533
Accounts payable	663	6,481
Accrued payroll and other expenses	4,288	5,577
Accrued income taxes	—	189
Due to a related party	96	356
Obligations under capital leases, current portion	416	520

Total Current liabilities	7,783	14,656

Long-term liabilities:
Convertible debt	3,097	11,361
Term notes, less current portion and net of debt discount	5,701	21,532
Obligations under capital leases, less current portion	398	531
Deferred rent	146	97
Other	73	145

Total long-term liabilities	9,415	33,666

Total liabilities	17,198	48,322

Stockholders’ equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized
Series A: 0 and 9,925,000 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	—	1
Common stock, par value $0.0001, 90,000,000 shares authorized, 23,659,037 and 4,247,632 shares outstanding as of June 30, 2008 and December 31, 2007, respectively net of 1,361,574 and 0 treasury shares at June 30, 2008 and December 31, 2007, respectively	2	1
Additional paid-in capital	86,696	41,402
Accumulated deficit	(28,150)	(19,884)

Total stockholders’ equity	58,548	21,520

Total liabilities and stockholders’ equity	$75,746	$69,842

See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$17,922	$17,730	$35,757	$28,403

Direct costs	16,123	16,350	31,737	26,369
Depreciation and amortization expense	501	546	999	839
Stock-based compensation expense	25	5	41	7

Hospital contribution	1,273	829	2,980	1,188

Selling, general and administrative expense	3,507	2,855	7,007	5,417
Depreciation and amortization expense	51	62	88	70
Stock-based compensation expense	379	78	632	96

Loss from operations	(2,664)	(2,166)	(4,747)	(4,395)

Other income (expense):
Interest income	121	28	338	76
Interest expense	(2,735)	(1,124)	(3,887)	(1,472)

Loss before provision for income taxes	(5,278)	(3,262)	(8,296)	(5,791)

Provision/(benefit) for income taxes	(41)	5	(31)	10

Net loss	$(5,237)	$(3,267)	$(8,265)	$(5,801)

Basic and diluted loss per common share	$(.22)	$(0.77)	$(.36)	$(1.45)

Weighted average shares used in computing basic and diluted loss per share	23,655	4,248	23,204	3,998
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(8,265)	$(5,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,085	908
Amortization of debt amendment costs	182	186
Amortization of debt discount	1,803
Share-based compensation	673	102
Impairment of fixed assets	88	—
Deferred rent	49	(5)

Changes in operating assets and liabilities:
Accounts receivable	(59)	145
Inventory	130	(52)
Prepaid expenses and other	96	71
Accounts payable	(5,818)	4,002
Accrued payroll and other expenses	(493)	769
Income taxes	(174)	(217)
Other	(16)	—

Net cash provided by (used in) operating activities	(10,719)	108

Cash flows used in investing activities:
Property and equipment additions	(950)	(4,609)
Payments made on prior acquisitions	(356)	(3,940)
Capitalized costs associated with successful acquisitions	(16)
Business acquisitions, net of cash received	—	(16,832)

Net cash used in investing activities	(1,322)	(25,381)

	Six Months Ended June 30,
	2008	2007
Cash flow provided by financing activities:
Net proceeds from merger with XLNT	36,316	—
Deferral of debt waiver fees	(182)	—
Proceeds from term loan with preferred stock warrants	—	13,978
Repurchases of preferred stock and common stock warrants	—	(25)
Proceeds from Series B preferred stock, net of expenses paid in cash	—	13,560
Payments on notes payable	(16,815)	(1,249)
Payments on capital lease obligations	(238)	(156)

Net cash provided by financing activities	19,081	26,108

Increase in cash and cash equivalents	7,040	835
Cash and cash equivalents at beginning of period	2,005	3,968

Cash and cash equivalents at end of period	$9,045	$4,803

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$215	$46

Interest	$2,992	$1,140

Schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$—	$29,936

Cash paid for acquisitions and related direct costs	—	(16,832)

Obligations to sellers of acquired hospitals, notes payable and assumed liabilities	$—	$13,104

Building acquired:
Purchase price	$—	$930
Cash paid	—	(430)

Mortgage held by seller	—	500
Deferred costs and accrued liabilities associated with merger of XLNT recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$700	$—

Conversion of Convertible Notes to Equity	$8,305	$1,495
Retirement of debt to offset related party receivable	$16	$—
Conversion of Series A and Series B preferred stock to common stock	$1	$—
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
     The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and XLNT Veterinary Care, Inc.’s consolidated financial statements and the notes thereto contained in our Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on April 4, 2008.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.” This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for the Company on January 1, 2009. We are currently evaluating the impact SFAS No. 160 could have on our consolidated financial statements.
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
3. Merger with XLNT Veterinary Care, Inc.
     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”), on January 4, 2008, a wholly-owned subsidiary of Echo Healthcare Acquisition Corp. (“Echo”) merged with and into XLNT Veterinary Care, Inc. (“XLNT”) and Echo changed its name to Pet DRx Corporation (the “Merger”). As a result of the Merger, the Company received approximately $36.3 million in proceeds from capital that was raised through the initial public offering of Echo in 2006, net of certain costs incurred in connection with completing the Merger.
     The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. In accordance with the guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of XLNT issuing stock for the net monetary assets of Pet DRx, accompanied by a recapitalization. The net monetary assets of Pet DRx were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of XLNT only was carried forward after the Merger. All common stock share amounts for all periods presented have been adjusted to reflect the Merger. Acquisition expenses incurred by XLNT were recorded as equity. During the second quarter of 2008, the Company recorded an additional $56,000 of trailing Merger-related expenses to additional paid-in-capital.
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

4. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at June 30, 2008 was $49.2 million. No adjustments were made to goodwill during the three or six month period ended June 30, 2008.
     In addition to goodwill, we had amortizable intangible assets at June 30, 2008 and December 31, 2007 as follows (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$323	$(190)	$133	$323	$(140)	$183
Non-contractual customer relationships	7,975	(1,401)	6,574	7,975	(1,013)	6,962

Total	$8,298	$(1,591)	$6,707	$8,298	$(1,153)	$7,145

     Amortization expense related to intangible assets was approximately $0.2 million and $0.4 million for the three month and six month periods ended June 30, 2008, respectively, and was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2007, respectively.
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of June 30, 2008 is as follows (in thousands):

Remainder of 2008	$436
2009	851
2010	736
2011	776
2012	776
Thereafter	3,132

Total	$6,707

5. Property and Equipment
     Property and equipment, net at June 30, 2008 and December 31, 2007 is as follows (in thousands):

	June 30,	December 31,
	2008	2007
Buildings	$4,177	$4,177
Leasehold improvements	570	524
Equipment	2,579	2,484
Furniture and equipment	605	402
Computer equipment & software	2,012	1,639
Construction-in-progress	74	—

Total property and equipment	10,017	9,226

Less-accumulated depreciation and amortization	(1,912)	(1,339)

Total property and equipment, net	$8,105	$7,887

     Depreciation and amortization expense, including the amortization of property under capital leases, for the three and six months ended June 30, 2008 was $0.3 and $0.6 million, respectively and was $0.2 million and $0.5 million, for the three and six months ended June 30, 2007, respectively.
6. Long-Term Obligations
     Long-term obligations consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

		June 30,	December 31,
		2008	2007
Convertible notes	Convertible notes payable, maturing from
	2010 to 2012, secured by assets and stock
	of certain subsidiaries, various interest
	rates ranging from 6.0% to 12.0% (net of
	debt discount)	$3,097	$11,292
Promissory notes	Notes payable, maturing from 2008 to
	2012, secured by assets and stock of
	certain subsidiaries, various interest rates
	ranging from 6.5% to 15.0% (net of debt
	discount)	7,845	22,900
Earn-out notes	Notes payable, various maturities through
	2010, interest rates ranging from none
	to 6.5%	176	234

	Total debt obligations	11,118	34,426

	Less-current portion, net of debt discount	(2,320)	(1,533)

	Long-term portion	$8,798	$32,893

     The future payments under long-term obligations as of June 30, 2008 are as follows:

Remainder of 2008	$1,204
2009	2,216
2010	4,377
2011	1,715
2012	1,680
Thereafter	45

Total	$11,237

Convertible Notes
     On January 4, 2008, in conjunction with the Merger with XLNT, several of the convertible note holders, including St. Cloud Capital Partners, L.P., converted approximately $8.3 million of their notes to 1,721,153 shares of XLNT common stock in accordance with their agreements. The debt discount related to the St. Cloud Capital Partners, L.P. convertible note of approximately $0.1 million was charged to interest expense in the condensed consolidated statement of operations in the first quarter of 2008.

Amendment to Credit Agreement for $12.0 million term loan with Fifth Street
     On February 19, 2008, XLNT entered into the First Amendment (the “First Amendment”) dated as of February 19, 2008 to Credit Agreement and Loan Documents dated as of March 29, 2007 with Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”). The $12.0 million term loan made pursuant to this credit agreement was secured by the inventory, chattel paper, accounts receivable, equipment and general intangibles of the Company and matured on March 8, 2010, with a one-time option at the election of the Company to renew for an additional year. The First Amendment, among other things, changed the interest rate on the term loan from 12.0% to 15.0%, beginning March 1, 2008. The additional 3% interest accrued and was added to the principal balance of the loan. The First Amendment also modified the financial covenants and ratios required under the credit agreement and waived the Company’s default of the prior financial covenants and ratios for the fiscal quarter ending December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ending March 31, 2008. Upon execution of the First Amendment, the Company paid Fifth Street a $120,000 restructuring fee which was deferred to Other Assets in the accompanying condensed balance sheet.
     In connection with the First Amendment, Pet DRx entered into a an amended Security Agreement (the “Security Agreement”) dated February 19, 2008 with Fifth Street whereby Pet DRx granted Fifth Street a security interest in all of its assets.
     Amendment to Credit Agreement for $4.0 million term loan with Fifth Street
     On February 19, 2008, XLNT and Fifth Street entered into the Second Amendment (the “Second Amendment”) dated as of February 19, 2008 to Credit Agreement and Loan Documents dated June 29, 2007 and as amended by the First Amendment dated November 27, 2007. The $4.0 million term loan made pursuant to this credit agreement was secured by certain real estate owned by the Company and matured on March 8, 2010. The Second Amendment, among other things, changed the interest rate on the term loan from 12.0% to 15.0%, beginning March 1, 2008. The additional interest accrued and was added to the principal balance of the loan. The Second Amendment also modified the financial covenants and ratios required under the Credit Agreement and waived the Company’s default of the prior financial covenants and ratios for the fiscal quarter ending December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ending March 31, 2008. Upon execution of the Second Amendment, the Company paid Fifth Street a $36,381 restructuring fee, which was deferred to Other Assets in the accompanying condensed balance sheet.
     Retirement of term loans with Fifth Street
     On June 12, 2008, the Company elected to prepay its $4.0 million Credit Agreement with Fifth Street and paid $3.7 million for all outstanding principal, interest, and fees. No early termination payments were incurred as a result of the termination. As a result of the payoff, the Company recorded a one-time charge to interest expense of $0.3 million to eliminate its remaining debt discount related to this loan in the accompanying condensed statement of operations.
     On June 30, 2008, the Company elected to prepay its $12.0 million Credit Agreement with Fifth Street and paid $12.5 million for all outstanding principal, interest, and fees. Also included in that payoff amount was a one-time pre-payment penalty of $0.2 million, which was recorded to interest expense in the accompanying condensed consolidated statement of operations. Additionally, as a result of the payoff, the Company recorded a one-time charge to interest expense of $1.1 million to eliminate its remaining debt discount related to this loan in the accompanying condensed statement of operations.
     Additionally, as a result of the payoff of these loans, the Company also recorded a one-time charge to interest expense in the amount of approximately $0.2 million in the accompanying condensed statement of operations to eliminate the deferred debt amendment costs described above that had been recorded in Other Assets in the accompanying condensed balance sheet.
     Retirement of partial term loan to satisfy related party receivable
     During the second quarter of 2008, the Company agreed to retire approximately $16,000 of a term loan owed to a related party in exchange as payment for a receivable owed from that party to the Company.

7. Stockholders’ Equity
     In conjunction with the Merger on January 4, 2008, each share of XLNT’s Series A convertible preferred stock was converted to one share of XLNT common stock and each share of XLNT’s Series B convertible preferred stock was converted to 100 shares of XLNT common stock. In addition, approximately $8.3 million of convertible notes were converted to 1,721,153 shares of XLNT common stock. See Note 6 for further information. Additionally, a holder of XLNT’s Series B warrants exercised a warrant for 1,647 shares of Series B convertible preferred stock of XLNT, which was subsequently converted to XLNT common stock at a 1:100 ratio. As well, XLNT issued 416,728 shares of XLNT common stock to certain investors who purchased shares of Echo common stock in privately negotiated transactions with various Echo stockholders who were stockholders of Echo as of the record date for Echo’s Special Meeting of Stockholders and who had voted against the Merger and submitted their shares for conversion (the “Inducement Shares”).
     Following these conversions, exercises and issuances, each outstanding share of XLNT common stock was converted to 0.771 shares of Pet DRx common stock.
     As of June 30, 2008, there were 90,000,000 shares of common stock of Pet DRx authorized and 23,659,037 shares outstanding.
Common Stock Warrants
     The Company has issued warrants to purchase common shares of the Company either as compensation for consultants and vendors or as additional incentive for investors and lenders. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid-in capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model. At December 31, 2007, the Company had 1,258,994 common stock warrants at a weighted average price of $2.50, which upon the Merger occurring, were converted to 970,684 Pet DRx common stock warrants at a weighted average price of $3.24.
     In conjunction with the Merger, 90,300 of Series B preferred stock warrants were converted to 69,621 of Pet DRx common stock warrants.
     On April 7, 2008, Fifth Street exercised 57,825 of its warrants into 56,383 shares of common stock in a cashless exercise.
     The following table summarizes all activities of common stock warrants during the six month period ended June 30, 2008:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price

Outstanding, December 31, 2007	970,684	$3.24
Pet DRx warrants assumed in Merger	7,645,833	6.00
Granted	—	—
Series B Preferred Stock warrants converted to common stock warrants	69,621	0.00
Exercised	—	—
Cancelled	—	—

Outstanding, March 31, 2008	8,686,138	$5.64
Granted	—
Exercised	(57,825)	0.00

Cancelled	—

Outstanding and Exercisable, June 30, 2008	8,628,313	$5.68

     The following table summarizes information about the warrants outstanding at June 30, 2008:

		Remaining
		Contractual
Exercise	Warrants	Life
Price	Outstanding	(years)
$2.72	168,459	7.33
$3.11	740,160	7.58
$6.00	7,645,833	1.75
$6.16	62,065	9.25
$0.00	11,796	8.88

	8,628,313

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
     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	June 30
	2008	2007
Convertible debenture notes, if converted to common stock	372	1,735
Warrants for common stock	8,628	908
Warrants for preferred stock, if exercised and converted to common stock	—	173
Preferred shares, if converted to common stock	—	10,153
Options for common stock	2,651	355

Total	11,651	13,324
     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net loss	($5,237)	($3,267)	($8,265)	($5,801)
Weighted average common shares outstanding:
Basic	23,655	4,248	23,204	3,998
Effect of dilutive common stock equivalents	—	—	—	—

Diluted	23,655	4,248	23,204	3,998

Basic and diluted loss per common share	($0.22)	($0.77)	($0.36)	($1.45)

9. Share-Based Compensation
     We account for stock options granted to nonemployees on a fair-value basis in accordance with Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As a result, the amount of share-based compensation expense recorded for nonemployee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock.
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
     On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Direct costs	$25	$5	$41	$7
Selling, general and administrative and marketing	$379	$78	$632	$96

Total	$404	$83	$673	$103
Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted
	Stock			Average
	Options		Weighted	Remaining
	Available	Stock	Average	Contractual	Aggregate
	for	Options	Exercise	Life	Intrinsic
	Grant	Outstanding	Price	(years)	Value
Balance as of December 31, 2007	487	1,618	$5.40	9.40	$22
Authorized under Pet DRx 2007 Stock Incentive Plan	2,700	—
Granted	(1,082)	1,082	6.56
Exercised	—	—	—
Forfeited or canceled	15	(15)	6.16

Balance as of March 31, 2008	2,120	2,685	$5.85	9.49	$375
Authorized	—	—	—
Granted	(8)	8	6.50
Exercised	—	—	—
Forfeited or canceled	41	(41)	6.16

Balance as of June 30, 2008	2,153	2,652	$5.85	9.38	$187

Exercisable at June 30, 2008	—	241	$5.97	9.13	$26

     The following table summarizes information about the options outstanding at June 30, 2008 (in thousands, except exercise prices and the weighted average remaining contractual life):

			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
Range of		Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices		As of 06/30/08	(years)	Price	As of 06/30/08	Price
$2.17	$2.17	21	6.79	$2.17	16	$2.17
$3.11	$3.11	15	7.72	$3.11	8	$3.11
$3.18	$3.18	347	9.42	$3.18	0	$0.00
$5.71	$5.71	163	8.16	$5.71	41	$5.71
$6.16	$6.16	1,015	9.33	$6.16	13	$6.16
$6.26	$6.26	80	9.63	$6.26	0	$0.00
$6.50	$6.50	587	9.78	$6.50	151	$6.50
$6.70	$6.70	424	9.53	$6.70	12	$6.70

$2.17	$6.70	2,652	9.38	$5.85	241	$5.97
     As of June 30, 2008, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $3.1 million related to employee and director grants and approximately $12,000 related to consultant grants. The costs are expected to be recognized over a weighted-average period of 2.4 years.
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
     The following assumptions were used to determine the fair value of those options valued during the three months ended June 30, 2008 and year ended December 31, 2007:

	Three months
	ended	Year ended
	June 30,	December 31,
	2008	2007
Weighted-average volatility (1)	44.5%	46.0%
Expected dividends	0.0%	0.0%
Expected term — employees (2)	5.5 years	6.1 years
Expected term — nonemployees (2)	10.0 years	10.0 years
Risk-free rate — employees (3)	3.3%	4.4%-4.8%
Risk-free rate — nonemployees	3.5%	4.5%-5.2%
(1)	In 2007 and 2008, we estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimate the expected term for employees based on the simplified method permitted under SAB No. 110. The expected term presented for nonemployees is based upon option expiration date at the date of grant.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.
10. Contingencies
     From time to time, the Company is involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which management believes are not material to the conduct of the Company’s business. With respect to these ordinary matters, management believes that the Company has made adequate accruals for related costs.
11. Subsequent Events
     On July 11, 2008, the Company acquired all of the stock of Valley Animal Medical Center (“Valley Animal”) for a total purchase price of $4.8 million. The Company paid $2.9 million in cash upon closing and assumed $1.9 million of convertible promissory notes, bearing a 7% interest rate, which are convertible into Pet DRx common stock at $6.50 per share. The effective date of the acquisition was July 1, 2008. Annual revenues from Valley Animal are expected to be in excess of $4 million. In conjunction with the acquisition, the Company capitalized approximately $16,000 of outside legal fees to Other Assets in the accompanying condensed consolidated balance sheet at June 30, 2008.

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
     The Company cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Investors should keep this in mind as they consider forward-looking statements. Some factors that may cause our plans, expectations, future financial condition and results to change are described under the heading “Risk Factors” in Item 2.01 of our Current Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008.
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of June 30, 2008, and the Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC filed after June 30, 2008 at the SEC’s website at www.sec.gov.
Overview
Merger with XLNT Veterinary Care, Inc.
     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”), on January 4, 2008, a wholly-owned subsidiary of Echo Healthcare Acquisition Corp. (“Echo”) merged (the “Merger”) with and into XLNT Veterinary Care, Inc. (“XLNT”), with XLNT surviving as a wholly-owned subsidiary of Echo. In conjunction with the Merger, Echo changed its name to Pet DRx Corporation. As a result of the Merger, the Company received approximately $36.3 million in proceeds from capital that was raised through the initial public offering of Echo in 2006, net of certain costs incurred in connection with completing the Merger.
     The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. See Note 3 to the condensed consolidated financial statements. Accordingly, following the Merger, the consolidated financial statements of the Company depict the operating results of XLNT, including the acquisition of Echo from the date of the consummation of the Merger, and include the historical financial statements from prior year periods of XLNT without regard for the financial statements of Echo for such prior periods. All common stock share amounts for all periods presented have been adjusted to reflect the Merger. Acquisition expenses incurred by XLNT were recorded as equity and those incurred by Pet DRx were charged to expense. During the second quarter ended June 30, 2008, the Company recorded an additional $56,000 of trailing Merger-related expenses to additional paid-in capital.

General
     We are a provider of primary and specialty care veterinary services to companion animals through a network of fully-owned veterinary hospitals. As of June 30, 2008, we owned and operated twenty-four veterinary hospitals in the State of California.
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
     We are developing “hub and spoke” systems, whereby we will develop larger, fully equipped veterinary hospitals, providing a wide range of medical, diagnostic and non-medical services at the “hub,” and use traditional smaller general practices as “spokes” to feed patients to the “hub” units desiring the broader array of more specialized services that a general practice is not equipped to provide. We also intend to enter into affiliate relationships with veterinary hospitals not owned by us that may become “feeder spokes” for our “hub” units.
     In June 2008, the Company consolidated four of its animal hospitals into two locations. As a result, the Company recorded approximately $0.1 million of exit-related costs in the accompanying condensed statement of operations. However, the Company does expect to see a favorable impact in the second half of 2008 to hospital margins through reduced staff and occupancy costs.
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
Overview of Our Financial Results
     The first six months of 2008 was a period of significant change for us. Following the completion of the Merger and the hiring of a new senior management team, we began to implement certain practices which we believe will allow the Company to grow more profitably both in the near and long-term. Centralization of purchasing and beginning to align staff costs appropriately were both contributing factors to improved same-store hospital contribution margins in the first six months of 2008. Future improvements in these areas, combined with the establishment of an acquisition pipeline, are factors that we believe will lead to an increase in profitability for Pet DRx. While the veterinarian industry is somewhat resistant to economic downturns, we have experienced a small reduction in foot traffic into our hospitals during this six month period ended June 30, 2008, which we believe is directly tied to the current recessionary-like economy in the United States.
     For the three month period ended June 30, 2008, net revenue was $17.9 million, an increase of 1% over the same time period in the prior year. The net loss for the three month period ended June 30, 2008 was ($5.2 million), an increase of 60% over the three months ended June 30, 2007. Basic and diluted net loss per share was ($.22) for the three months ended June 30, 2008 and was ($.55) less than the basic and diluted net loss per share for the same time period in the prior year.
     For the six month period ended June 30, 2008, net revenue was $35.8 million, an increase of 26% over the same time period in the prior year. The net loss for the six month period ended June 30, 2008 was ($8.3 million), an increase of 42% over the six months ended June 30, 2007. Basic and diluted net loss per share was ($.36) for the six months ended June 30, 2008 and was ($1.09) less than the basic and diluted net loss per share for the same time period in the prior year.
     The revenue increase in the first three and six months of 2008 versus 2007 was primarily due to the acquisition of six veterinary hospitals late in the first quarter of 2007. Additionally, a price increase in the first quarter of 2008 has overcome a small reduction in volume leading to positive same store revenue growth. The increase in net loss was primarily a result of an increase in direct costs due to the six acquisitions that were made late in the first quarter last year and were owned for a full six months in 2008, increased SG&A costs as a result of the Company building its infrastructure and relocating its headquarters from San Jose, California to Brentwood, TN, and higher interest expense as a result of one-time charges to interest expense related to the payoff of the loan with Fifth Street in June 2008, offset by higher revenues from the six acquisitions mentioned previously. Net loss per share decreased primarily due to the increased number of common shares outstanding as a result of the Merger.
     Cash used in operations for the six months ended June 30, 2008 was $10.7 million as opposed to cash provided by operations in the first six months ended June 30, 2007 of $0.1 million. The cash used in operations during the six months ended June 30, 2008 was primarily due to the net loss of $8.3 million incurred in that time period and the payments of $5.8 million of past due accounts payable when the Company was funded from the Merger during the first quarter of 2008. Cash provided by operations in the first quarter of 2007 was a result of the Company building up its payables and other accrued expenses during the quarter offset by a loss of $5.8 million in that time period. Cash used in investing activities during the first six months of 2008 was primarily for purchases of equipment for various hospitals. Cash used in investing activities during the same time period a year ago primarily was for the six acquisitions made during the first quarter of 2007 and capital purchases for those businesses. Additionally, $4.0 million was invested to settle up outstanding amounts from previous acquisitions. Cash provided by financing activities in the first six months of 2008 was principally the result of the $36.3 million of net proceeds received on January 4, 2008 when the Company completed the Merger, offset by payments on term notes and capital leases including the payoff of all outstanding amounts under the Fifth Street Loans. See Note 6 in the accompanying condensed consolidated financial statements. Cash provided by financing activities in the first six months of 2007 was from the $14.0 million net proceeds from the issuances of the $12 million and $3 million notes with Fifth Street Mezzanine Partners II, L.P. and $13.6 million from the issuance of Series B preferred stock, offset by payments on certain term loans.
     We had a working capital surplus of $3.7 million at June 30, 2008 as compared to a working capital deficit of $10.1 million at December 31, 2007. The June 30, 2008 working capital was favorably impacted because of the net proceeds received from the completion of the Merger offset by the payoff of the Fifth Street Loans and the loss from operations incurred in the first six months of 2008.
Results of Our Operations
Three and Six Months Ended June 30, 2008 and 2007
Revenue

	For The Three Months ended			For The Six Months ended
	June 30,			June 30,
			%			%
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)			(In millions, except percentages)
Revenues	$17.9	$17.7	1.1%	$35.8	$28.4	25.9%
     Revenues for the three months ended June 30, 2008 were up approximately $0.2 million or 1.1% compared to the same three month period one year ago primarily due to pricing increases that took effect during the first quarter of 2008, offset by a small decrease in volume. Further decreasing our organic growth rate was the loss of practicing veterinarians and increased competition from nearby hospitals at one of our hospital locations. Our growth rate, not including this one location, was 3.2%. The large increase in revenue for the six months ended June 30, 2008 of $7.4 million or 25.9% primarily related the acquisition of six animal hospitals acquired during the end of the first quarter of 2007 coupled with the aforementioned price increase in the first quarter of 2008.

	Comparative Analysis Three			Comparative Analysis Six
	months ended			months ended
			%			%
	2008	2007	Change	2008	2007	Change
	In millions, except percentages)			(In millions, except percentages)
Same-store revenue (1)	$9.7	$9.6	1%	$19.4	$19.0	2%
Net acquired revenue (2)	$8.2	$8.1	1%	$16.4	$9.4	74%

Total	$17.9	$17.7	1%	$35.8	$28.4	26%

(1)	Same-store revenue was calculated using animal hospital operating results for the 18 animal hospitals that we owned for the full six month period ended June 30, 2007.

(2)	Net acquired revenue represents the revenue from the six animal hospitals acquired during the three month period ended March 31, 2007. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions during the three months ended March 31, 2007.
Same-store revenue growth resulted primarily from increased pricing. Prices are reviewed periodically throughout the year for each hospital and adjustments are made based on market considerations, demographics and our costs.
Direct Costs

	For The Three Months Ended			For The Six Months Ended
	June 30,			June 30,
			%			%
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)			(In millions, except percentages)
Total direct costs	$16.6	$16.9	(2%)	$32.8	$27.2	20%
Hospital Contribution Margin as a percentage of total net revenue	7.1%	4.5%		8.3%	4.2%
     Direct costs decreased $0.3 million or 2% in the three month period ended June 30, 2008 as compared to the same time period in 2007. The decrease in direct costs was primarily due to a 6.7% decrease in cost of goods sold due to the centralization of purchasing in the first quarter of 2008, a 4.8% decrease in staff payroll due to the reduced headcount at the hospitals and a large reduction in professional and other outside contractor fees at the hospital locations. These decreases were offset somewhat by a 7.3% increase in veterinary payroll costs due to timing of payments and an 18.8% increase in occupancy costs. The increase in direct costs for the six month time period ended June 30, 2008 versus June 30, 2007, was primarily the result of additional costs associated with the six veterinary hospitals acquired late in the first quarter of 2007, which accounted for an increase of $6.6 million. Offsetting this increase was a decrease in same-store direct costs of $1.0 million. This decrease was a result of the Company centralizing its purchasing of medical and pet supplies during 2008, which allowed the Company to begin realizing advantageous pricing from economies of scale and led to an 11.6% decrease in cost of goods sold. Further decreasing same-store direct costs was a decrease in hospital staff costs as management has continued to align staff costs to be consistent with the industry standard.
     Further reductions in staff costs in the second half of the year along with the consolidation of four of our hospitals into two will allow the Company to continue to see improvement in hospital contribution margin through the remainder of 2008.
Selling, General and Administrative

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)			(In millions, except percentages)
Selling, general and administrative	$3.9	$3.0	31%	$7.7	$5.6	38%
As a percentage of total net revenue	22.0%	16.7%		21.6%	19.6%
     SG&A increased $0.9 million, or 31%, for the three months ended June 30, 2008 as compared to the same time period in the prior year, resulting primarily from expansion of corporate staff costs in the fourth quarter of 2007 as a result of the Company building its corporate infrastructure to support both current and future operations and costs associated with being a public company. Management feels it now substantially has the appropriate infrastructure in place and that the acquisition of new animal hospitals will not likely demand that the Company hire significant personnel in the near term. Further increasing corporate SG&A expense was the large quarter over quarter increase resulting from non-cash stock compensation expense arising from the large grants of options to certain member of the Board of Directors during the first quarter of 2008. Offsetting these increases was a large decrease in professional fees as the Company completed its Merger on January 4, 2008 and was no longer incurring professional fees associated with that transaction in the three month period ended June 30, 2008.
     SG&A costs for the six month period ended June 30, 2008 compared to the same time period one year ago was largely due to the duplicative staff costs incurred during the first quarter of 2008 as the Company moved its headquarters to Brentwood, TN from San Jose, CA, the build-out of the Company’s infrastructure, and the increased non-cash stock compensation expenses offset by the substantial decrease in professional fees that were largely incurred in 2007 in preparation of the Merger.
Interest income

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)			(In millions, except percentages)
Interest income	$0.1	$0.0	332%	$0.3	$0.1	345%
As a percentage of total net revenue	0.7%	0.1%		0.9%	0.3%
     The increase in interest income for the three and six months ended June 30, 2008 as compared to the same time periods in the prior year was a result of having more cash on deposit at a banking institution for the majority of those time periods primarily driven by the $36.3 million in net proceeds received from the Merger with Echo on January 4, 2008.

Interest Expense

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)			(In millions, except percentages)
Interest expense	$2.7	$1.1	142%	$3.9	$1.5	163%
As a percentage of total net revenue	15.3%	6.4%		10.9%	5.2%
     Interest expense for both the three and six month period ended June 30, 2008 increased as compared to the same time periods one year ago primarily due to the interest expense incurred on the $16.0 million of debt that we borrowed in late first quarter 2007 from Fifth Street Mezzanine Partners II, L.P. Additionally, due to the payoff of all loans with Fifth Street in June 2008, the Company had to record a one-time charge of $1.4 million to interest expense to eliminate the debt discounts associated with those loans as well as a $0.2 million charge related to the write-off of the debt amendment costs incurred in February 2008. Finally, the Company incurred a $0.2 million prepayment penalty on the $12 million loan and charged that to interest expense in the accompanying condensed consolidated statement of operations as well.
Liquidity and Capital Resources
     As of June 30, 2008, we had cash and cash equivalents of $9.0 million and working capital of $3.7 million. Management believes that the Company has sufficient cash to meet its operating needs for 2008, subject to the number of acquisitions that it intends to close during the year.
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
     Cash used in operating activities for the first six months of 2008 was $10.7 million as opposed to cash that was provided by operating activities in the same time period one year ago of $0.1 million. The $10.7 million of net cash used in operating activities for the first six months of 2008 resulted from the $8.3 million net loss, $5.8 million decrease in accounts payable as the Company paid its large balance down with the net proceeds received in the Merger with XLNT, and a $0.5 million decrease in accrued payroll and other expenses. These fluctuations were offset somewhat by the $1.1 million, $1.8 million and $0.7 million of non-cash expenses from depreciation and amortization, amortization of debt discounts and stock-based compensation, respectively. The net cash provided by operating activities in the first six months of 2007 was a result of an increase in accounts payable and accrued expenses of $4.0 million and $0.8 million, respectively and $0.9 million of non-cash expenses from depreciation and amortization, offset by a $5.8 million net loss for period.
Cash Flows from Investing Activities
     Cash used in investing activities of $1.3 million during the first six months of 2008 was primarily for purchases of equipment at various hospital locations. Cash used in investing activities for the first six months of 2007 was due to the $16.8 million of net cash used to acquire six veterinary hospitals during the first quarter of 2007, $4.6 million of cash used to purchase capital expenditures during the six month period ended June 30, 2007 and an additional $3.9 million of payments made to settle up previous acquisitions.

Acquisition Program
     Effective July 1, 2008, the Company closed on its first successful acquisition of 2008 when it acquired 100% of the stock of Valley Animal Medical Center. This acquisition in the Coachella Valley further gives Pet DRx a significant position and an enhancement in its “hub and spoke” strategy in that market bringing the total number of hospitals in the region to eight.
     While we continue to acquire veterinary clinics in the California markets, we continue to look in other regions of the United States as well.
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
Cash Flows from Financing Activities
     Cash provided by financing activities during the first six months of 2008 was primarily attributable to the $36.3 million of net proceeds received from the Merger, offset by $16.8 million of payments on term notes primarily relating to the payoff of all outstanding borrowed amounts from Fifth Street, $0.2 million of payments to Fifth Street Mezzanine Partners II, L.P. in association with the amendment of their loans to us, and $0.2 million of payments made on certain capital leases. Cash provided by financing activities in the first six months of 2007 principally consisted of net proceeds of $14.0 million from the issuance of the $12 million term loan and additional $3 million loan with Fifth Street Mezzanine Partners II, L.P. in March 2007 and June 2007, respectively, $13.6 million from the net proceeds obtained from the issuance of shares of Series B convertible preferred stock, offset by $1.2 million of payments made on other term loans, and $0.2 million of payments made on capital leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2008, that our disclosure controls and procedures were effective.
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
     As a result of the Merger, our recently hired accounting staff and new management team are currently in the process of assessing and integrating XLNT’s internal control over financial reporting. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. There have been no other changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 2.01. Completion of Acquisition or Disposition of Assets — Risk Factors” in our Current Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008 (the “Form 8-K/A”), which could materially affect our business, financial condition and/or future results. The risks described in our Form 8-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On April 7, 2008, we issued 56,383 shares of common stock of the Company upon the exercise of warrants held by Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”). Fifth Street exercised such warrants on a cashless basis by surrendering its right to receive 1,442 shares of common stock of the Company in lieu of paying the exercise price of $0.10 per share in cash. Each share surrendered was valued at $4.014 per share, representing the average of the closing bid and asked prices of our common stock on the OTC Bulletin Board for the ten trading days prior to the exercise date. The shares of common stock of the Company were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. No commissions or other remuneration were paid in connection with this issuance.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
     None.
Item 6. Exhibits.

31.1*	Section 302 Certification from Steven T. Johnson.

31.2*	Section 302 Certification from Gregory J. Eisenhauer.

32.1*	Section 906 Certification from Steven T. Johnson.

32.2*	Section 906 Certification from Gregory J. Eisenhauer.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: August 14, 2008	By:	/s/ Steven T. Johnson
Steven T. Johnson
President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Steven T. Johnson Steven T. Johnson	President and Chief Operating Officer	August 14, 2008
/s/ Gregory J. Eisenhauer Gregory J. Eisenhauer	Executive Vice President and Chief Financial Officer	August 14, 2008

EXHIBIT INDEX

31.1*	Section 302 Certification from Steven T. Johnson.

31.2*	Section 302 Certification from Gregory J. Eisenhauer.

32.1*	Section 906 Certification from Steven T. Johnson.

32.2*	Section 906 Certification from Gregory J. Eisenhauer.

*	Filed or furnished herewith.