Form 10-Q
period 2008-09-30
Pet DRx CORP
filed 2008-11-14
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 1-3473
PET DRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2517815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Centerview Drive, Suite 360 Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)
(615) 369-1914
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 31, 2008, there were 23,660,460 shares of the Registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,189	$2,005
Trade accounts receivable, net	330	179
Inventory	1,164	1,268
Prepaid expenses and other	1,049	910
Assets held for sale	3,780	—
Due from related parties	55	238

Total current assets	11,567	4,600
Property and Equipment, net	4,336	7,887
Other assets:
Goodwill	53,749	49,190
Other intangible assets, net	6,489	7,145
Other	411	1,020

Total assets	$76,552	$69,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations, net of debt discount	$2,254	$1,533
Accounts payable	1,855	6,481
Accrued payroll and other expenses	5,139	5,577
Accrued income taxes	—	189
Due to a related party	96	356
Obligations under capital leases, current portion	395	520

Total current liabilities	9,739	14,656

Long-term liabilities:
Convertible debt, net of debt discount	5,047	11,361
Term notes, less current portion and net of debt discount	5,161	21,532
Obligations under capital leases, less current portion	434	531
Deferred rent	237	97
Other	73	145

Total long-term liabilities	10,952	33,666

Total liabilities	20,691	48,322
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized
Series A: 0 and 7,652,175 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	—	1
Series B: 0 and 26,661 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $0.0001, 90,000,000 shares authorized, 23,660,460 and 4,247,632 shares outstanding as of September 30, 2008 and December 31, 2007, respectively net of 1,361,574 and 0 treasury shares at September 30, 2008 and December 31, 2007, respectively	2	1
Additional paid-in capital	87,181	41,402
Accumulated deficit	(31,322)	(19,884)

Total stockholders’ equity	55,861	21,520

Total liabilities and stockholders’ equity	$76,552	$69,842

See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$17,662	$17,696	$53,419	$46,099
Direct costs	16,858	16,227	49,651	43,442

Hospital contribution	804	1,469	3,768	2,657

Selling, general and administrative expense before impairment charge	3,353	3,718	11,064	9,301
Impairment of assets held for sale	324	—	324	—

Selling, general and administrative expenses	3,677	3,718	11,388	9,301

Loss from operations	(2,873)	(2,249)	(7,620)	(6,644)
Other income (expense):
Interest income	5	28	344	104
Interest expense	(292)	(1,143)	(4,179)	(2,615)

Loss before provision for income taxes	(3,160)	(3,364)	(11,455)	(9,155)

Benefit/(Provision) from income taxes	12	13	(17)	23

Net loss	$(3,172)	$(3,377)	$(11,438)	$(9,178)
Basic and diluted loss per common share	$(0.13)	$(0.80)	$(0.49)	$(2.25)
Weighted average shares used in computing basic and diluted loss per share	23,656	4,247	23,357	4,082
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows used in operating activities:
Net loss	$(11,438)	$(9,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,642	1,545
Amortization of debt amendment costs	182	379
Amortization of debt discount	1,816
Stock-based compensation	1,161	355
Impairment of assets held for sale	324	—
Impairment of fixed assets	88	—
Deferred rent	94	(5)
Changes in operating assets and liabilities:
Accounts receivable	(152)	19
Inventory	220	124
Prepaid expenses and other	119	(562)
Accounts payable	(4,711)	4,913
Accrued payroll and other expenses	300	1,252
Income taxes	(168)	(141)
Other	36	—

Net cash used in operating activities	(10,487)	(1,299)

Cash flows used in investing activities:
Property and equipment additions	(1,338)	(4,738)
Payments made on prior acquisitions	(356)	(3,940)
Business acquisitions, net of cash received	(3,019)	(16,832)

Net cash used in investing activities	(4,713)	(25,510)

Cash flow provided by financing activities:
Net proceeds from IPO received as a result of merger with XLNT	36,313	—
Payment of debt waiver fees	(182)	—
Proceeds from term loan with preferred stock warrants	—	13,978
Repurchases of preferred stock and common stock warrants	—	(25)
Proceeds from Series B preferred stock, net of expenses paid in cash	—	13,560
Payments on notes payable	(17,426)	(1,554)
Payments on capital lease obligations	(321)	(244)

Net cash provided by financing activities	18,384	25,715

Increase (decrease) in cash and cash equivalents	3,184	(1,094)
Cash and cash equivalents at beginning of period	2,005	3,968

Cash and cash equivalents at end of period	$5,189	$2,874

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$51

Interest	$3,263	$1,947

Schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$5,249	$29,936
Cash paid for acquisitions and related direct costs	(3,019)	(16,832)

Obligations to sellers of acquired hospitals, notes payable and assumed liabilities	$2,230	$13,104

Building acquired:
Purchase price	$—	$930
Cash paid	—	(430)

Mortgage held by seller	$—	$500
Deferred costs and accrued liabilities associated with merger of XLNT recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$700	$—
Conversion of Convertible Notes to Equity	$8,305	$1,495
Retirement of debt to offset related party receivable	$16	$—
Conversion of Series A and Series B preferred stock to common stock	$1	$—
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
     The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008 and XLNT Veterinary Care, Inc.’s consolidated financial statements and the notes thereto contained in our Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on April 4, 2008.
2. New Accounting Pronouncements
     Adoption of New Accounting Pronouncements
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
     Recently Issued Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values on that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for the Company for any business combination with an acquisition date on or after January 1, 2009. We are currently evaluating the impact SFAS 141(R) could have on our consolidated financial statements.
3. Merger with XLNT Veterinary Care, Inc.
     Pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”), on January 4, 2008, a wholly-owned subsidiary of Echo Healthcare Acquisition Corp. (“Echo”) merged with and into XLNT Veterinary Care, Inc. (“XLNT”) and Echo changed its name to Pet DRx Corporation (the “Merger”). As a result of the Merger, the Company received approximately $36.3 million in proceeds from capital that was raised through the initial public offering (“IPO”) of Echo in 2006, net of certain costs incurred in connection with completing the Merger.
     The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with US GAAP for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. In accordance with the guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of XLNT issuing stock for the net monetary assets of Pet DRx, accompanied by a recapitalization. The net monetary assets of Pet DRx were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of XLNT only was carried forward after the Merger. All common stock share amounts for all periods presented have been adjusted to reflect the Merger. Acquisition expenses incurred by XLNT were recorded as equity. During the third quarter of 2008, the Company recorded an additional $3,000 of trailing Merger-related expenses to additional paid-in-capital.
     In connection with the Merger, the following equity transactions were completed:
•	All Series A convertible preferred stock of XLNT was converted to XLNT common stock at a 1:1 ratio and all Series B convertible preferred stock of XLNT was converted to XLNT common stock at a 1:100 ratio;

•	Certain holders of XLNT’s convertible debentures converted approximately $8.3 million of debentures into approximately 1.7 million shares of XLNT common stock;

•	A holder of XLNT’s Series B warrants exercised a warrant for 1,647 shares of Series B convertible preferred stock of XLNT which was subsequently converted to XLNT common stock at a 1:100 ratio;

•	XLNT issued 416,728 shares of XLNT common stock to certain investors who purchased shares of Echo common stock in privately negotiated transactions with various Echo stockholders who were stockholders of Echo as of the record date for Echo’s Special Meeting of Stockholders and who had voted against the Merger and submitted their shares for conversion (the “Inducement Shares”);

•	Each outstanding share of XLNT common stock (including those issued in connection with the Merger on conversion of preferred stock, convertible debentures, the exercise of warrants and the Inducement Shares) was converted to .771 shares of Pet DRx common stock;

•	Pet DRx reserved approximately 3.16 million of additional shares of common stock for future issuance upon the exercise of outstanding options and warrants and the conversion of convertible notes previously issued by XLNT;

•	Pet DRx placed approximately 1.6 million shares of common stock into escrow to satisfy any indemnification claims that may arise from such Merger, which was released on July 3, 2008;

•	Certain executives of the Company were granted options to purchase 424,480 shares of the Company’s common stock in the aggregate at an exercise price of $6.70 per share in accordance with the terms of their respective employment agreements; and

•	The stockholders of Pet DRx approved the 2007 Stock Incentive Plan.

4. Acquisitions
     On July 1, 2008, the Company acquired 100% of the stock of Valley Animal Medical Center (“Valley Animal”), an animal hospital in Indio, California, for $4.8 million, which is subject to the finalization of certain adjustments in accordance with the Stock Purchase Agreement dated July 1, 2008. The acquisition was funded with $2.9 million of cash on hand and the issuance of two convertible notes in the amount of $1.0 million and $0.9 million, respectively. See Note 8 for further information on terms of the convertible notes.
     The acquisition of Valley Animal has been accounted for using the purchase method of accounting and accordingly, the consolidated statements of operations include the results of Valley Animal since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values in accordance with SFAS 141 Business Combinations, as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We plan to finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.
     The following table summarizes the consideration, including acquisition costs, paid by us for Valley Animal in the nine months ended September 30, 2008, and the allocation of the purchase price (in thousands):

September 30, 2008
Consideration:
Cash, net of cash acquired	$2,900
Convertible notes (2)	1,947
Direct costs	119

Total	$4,966

Purchase Price Allocation (1):
Tangible assets:
Inventories	$116
Prepaid and other current assets	166
Property and equipment	285
Other long-term assets	107
Liabilities:
Accounts payable	(85)
Accrued expenses	(51)
Current portion of capitalized leases	(30)
Long-term capitalized leases	(71)
Deferred rent	(46)
Capitalized acquisition success fees	16
Goodwill	4,559

Total	$4,966

(1)	The Company is in the process of finalizing its valuations on these acquisitions. The completion of these valuations may result in adjustments to the goodwill and other intangibles, as disclosed.

(2)	The convertible notes can be converted into 327,510 shares of Pet DRx common stock.

     Pro Forma Information
     The following unaudited pro forma financial information presents consolidated income statement results (in thousands, except per share) as if the acquisition listed above had occurred on January 1, 2008 rather than the actual date of the acquisition. These unaudited pro forma statements of operations do not purport to represent what the Company’s actual results of operations would have been had this acquisition been consummated on January 1, 2008 and are not necessarily indicative of the Company’s results of operations for any subsequent fiscal period.

Nine months
ended Sept 30,
2008
(in thousands)
Revenues	$55,658
Loss from operations	(7,971)
Other income	346
Interest expense	(4,247)
Loss before income taxes	(11,873)
Provision for income taxes	17
Net loss	(11,856)

Basic and diluted loss per common share	$(0.50)
Weighted average shares used in computing basic and diluted loss per share	23,656
5. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at September 30, 2008 was $53.8 million. Adjustments totaling $4.6 million were made to goodwill during the three and nine month period ended September 30, 2008 as a result of the Valley Animal acquisition.
     In addition to goodwill, we had amortizable intangible assets at September 30, 2008 and December 31, 2007 as follows (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$323	$(215)	$108	$323	$(140)	$183
Non-contractual customer relationships	7,975	(1,594)	6,381	7,975	(1,013)	6,962

Total	$8,298	$(1,809)	$6,489	$8,298	$(1,153)	$7,145

     Amortization expense related to intangible assets was approximately $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2008, respectively, and was $0.3 million and $0.7 million for the three and nine month periods ended September 30, 2007, respectively.
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of September 30, 2008 is as follows (in thousands):

Remainder of 2008	$214
2009	851
2010	736
2011	776
2012	776
Thereafter	3,136

Total	$6,489

6. Property and Equipment
     Property and equipment, net at September 30, 2008 and December 31, 2007 is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Buildings	$—	$4,177
Leasehold improvements	914	524
Equipment	2,719	2,484
Furniture and equipment	624	402
Computer equipment & software	2,155	1,639
Construction-in-progress	58	—

Total property and equipment	6,470	9,226
Less-accumulated depreciation and amortization	(2,134)	(1,339)

Total property and equipment, net	$4,336	$7,887

     Depreciation and amortization expense, including the amortization of property under capital leases, for the three and nine months ended September 30, 2008 was $0.3 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2007 was $0.4 million and $0.9 million, respectively.
     During the three months ended September 30, 2008, the Company reclassified its buildings to Assets Held for Sale. See Note 7 for further information.
7. Assets Held for Sale
     Assets held for sale at September 30, 2008 consist of three properties, which the Company expects to dispose of within twelve months. The Company expects to complete a sale and leaseback transaction for two of the properties, which currently have animal hospitals operating on the properties. The third building is currently vacant and is on the market to be sold. During the three months ended September 30, 2008, the Company ceased depreciating the properties and recorded a one-time impairment charge for these assets of approximately $0.3 million, in order to state these properties at the lower of depreciated cost or fair value less costs to sell. This charge was recorded as impairment of assets held for sale in the accompanying condensed consolidated statement of operations.
8. Long-Term Obligations
     Long-term obligations consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

		September 30,	December 31,
		2008	2007
Convertible notes	Convertible notes payable, maturing from 2010 to 2012, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.0% to 12.0% (net of debt discount)	$5,047	$11,292
Promissory notes	Notes payable, maturing from 2008 to 2012, some of which are secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 15.0% (net of debt discount)	7,289	22,900
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 6.5%	126	234

	Total debt obligations	12,462	34,426
	Less-current portion, net of debt discount	(2,254)	(1,533)

	Long-term portion	$10,208	$32,893

     The future payments under long-term obligations as of September 30, 2008 for each of the five succeeding years and thereafter are as follows (in thousands):

Remainder of 2008	$600
2009	2,216
2010	6,325
2011	1,715
2012	1,680
Thereafter	32

Total	$12,568

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
     On July 1, 2008, in conjunction with the acquisition of Valley Animal, the Company entered into two Secured Convertible Notes with the sellers of the animal hospital. The principal amount of the notes are $1.0 million and $0.9 million and each have interest payments due quarterly at a rate of 7% per annum. All principal and unpaid accrued interest on the notes are due on the maturity date of September 30, 2010. The notes contain certain conversion rights with respect to Pet DRx stock ranging from $5.50 to $6.50 per share, subject to other provisions. The Company also has certain optional conversion rights if the Company’s stock continues to be publically traded on NASDAQ and is trading at 150% of the conversion price for note holders. The notes also have certain anti-dilution provisions provided the Company issues new common stock at or less than $1.00 per share. During the three months ended September 30, 2008, the Company paid approximately $34,000 of interest expense related to these convertible notes.
Amendment to Credit Agreement for $12.0 million term loan with Fifth Street
     On February 19, 2008, Pet DRx entered into the First Amendment (the “First Amendment”) dated as of February 19, 2008 to Credit Agreement and Loan Documents dated as of March 29, 2007 with Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”). The $12.0 million term loan made pursuant to this credit agreement was secured by the inventory, chattel paper, accounts receivable, equipment and general intangibles of the Company and matured on March 8, 2010. The First Amendment, among other things, changed the interest rate on the term loan from 12.0% to 15.0%, beginning March 1, 2008. The additional 3% interest accrued and was added to the principal balance of the loan. The First Amendment also modified the financial covenants and ratios required under the credit agreement and waived the Company’s default under the prior financial covenants and ratios for the fiscal quarter ended December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ending March 31, 2008. Upon execution of the First Amendment, the Company paid Fifth Street a $120,000 restructuring fee which was deferred to Other Assets in the accompanying condensed balance sheet.
Amendment to Credit Agreement for $4.0 million term loan with Fifth Street
     On February 19, 2008, Pet DRx and Fifth Street entered into the Second Amendment (the “Second Amendment”) dated as of February 19, 2008 to Credit Agreement and Loan Documents dated June 29, 2007, as previously amended. The $4.0 million term loan made pursuant to this credit agreement was secured by certain real estate owned by the Company and matured on March 8, 2010. The Second Amendment, among other things, changed the interest rate on the term loan from 12.0% to 15.0%, beginning March 1, 2008. The additional interest accrued and was added to the principal balance of the loan. The Second Amendment also modified the financial covenants and ratios required under the Credit Agreement and waived the Company’s default under the prior financial covenants and ratios for the fiscal quarter ended December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ended March 31, 2008. Upon execution of the Second Amendment, the Company paid Fifth Street a $36,381 restructuring fee, which was deferred to Other Assets in the accompanying condensed balance sheet.

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
9. Stockholders’ Equity
     In conjunction with the Merger on January 4, 2008, each share of XLNT’s Series A convertible preferred stock was converted to one share of XLNT common stock and each share of XLNT’s Series B convertible preferred stock was converted to 100 shares of XLNT common stock. In addition, approximately $8.3 million of convertible notes were converted to 1,721,153 shares of XLNT common stock. See Note 3 for further information. Additionally, a holder of XLNT’s Series B warrants exercised a warrant for 1,647 shares of Series B convertible preferred stock of XLNT, which was subsequently converted to XLNT common stock at a 1:100 ratio. As well, XLNT issued 416,728 inducement shares of XLNT common stock.
     Following these conversions, exercises and issuances, each outstanding share of XLNT common stock was converted to 0.771 shares of Pet DRx common stock.
     As of September 30, 2008, there were 90,000,000 shares of common stock of Pet DRx authorized and 23,660,460 shares outstanding.
Common Stock Warrants
     The Company has issued warrants to purchase common shares of the Company either as compensation for consultants and vendors or as additional incentive for investors and lenders. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued in accordance with EITF 96-18. The value of warrants issued in conjunction with financing events is either a reduction in paid-in capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model. At December 31, 2007, the Company had 1,258,994 common stock warrants at a weighted average price of $2.50, which upon the Merger occurring, were converted to 970,684 Pet DRx common stock warrants at a weighted average price of $3.24.
     In conjunction with the Merger, 90,300 of Series B preferred stock warrants were converted to 69,621 of Pet DRx common stock warrants.
     On April 7, 2008, Fifth Street exercised 57,825 of its warrants and was issued 57,806 shares of common stock in a cashless exercise.

     The following table summarizes all activities of common stock warrants during the nine month period ended September 30, 2008:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price
Outstanding, December 31, 2007	970,684	$3.24
Pet DRx warrants assumed in Merger	7,645,833	6.00
Granted	—	—
Series B Preferred Stock warrants converted to common stock warrants	69,621	0.00
Exercised	—	—
Cancelled	—	—

Outstanding, March 31, 2008	8,686,138	$5.64
Granted	—	—
Exercised	(57,825)	0.00
Cancelled	—	—

Outstanding, June 30, 2008	8,628,313	$5.68
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding and Exercisable, September 30, 2008	8,628,313	$5.68

     The following table summarizes information about the warrants outstanding at September 30, 2008:

		Remaining
		Contractual
Exercise	Warrants	Life
Price	Outstanding	(years)
$2.72	168,459	7.08
$3.11	740,160	7.33
$6.00	7,645,833	1.50
$6.16	62,065	9.00
$0.00	11,796	8.63

	8,628,313

10. Calculation of Loss Per Common Share
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
     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	Nine Months Ended
	September 30
	2008	2007
Convertible debenture notes, if converted to common stock	731	1,735
Warrants for common stock	8,628	971
Warrants for preferred stock, if exercised and converted to common stock	—	173
Preferred shares, if converted to common stock	—	10,153
Options for common stock	2,581	450

Total	11,940	13,482
     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net loss	($3,172)	($3,377)	($11,438)	($9,178)
Weighted average common shares outstanding:
Basic	23,656	4,247	23,357	4,082
Effect of dilutive common stock equivalents	—	—	—	—

Diluted	23,656	4,247	23,357	4,082

Basic and diluted loss per common share	($0.13)	($0.80)	($0.49)	($2.25)

11. Share-Based Compensation
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
     On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Direct costs	$11	$2	$52	$9
Selling, general and administrative	$477	$9	$1,109	$105

Total	$488	$11	$1,161	$114

Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted
	Stock			Average
	Options		Weighted	Remaining
	Available	Stock	Average	Contractual	Aggregate
	for	Options	Exercise	Life	Intrinsic
	Grant	Outstanding	Price	(years)	Value
Balance as of December 31, 2007	487	1,618	$5.40	9.40	$22
Authorized under Pet DRx 2007 Stock Incentive Plan	2,700	—
Granted	(1,082)	1,082	6.56
Exercised	—	—	—
Forfeited or canceled	15	(15)	6.16

Balance as of March 31, 2008	2,120	2,685	$5.85	9.49	$375
Granted	(8)	8	6.50
Exercised	—	—	—
Forfeited or canceled	41	(41)	6.16

Balance as of June 30, 2008	2,153	2,652	$5.85	9.38	$187
Granted	(85)	85	5.56
Exercised	—	—	—
Forfeited or canceled	156	(156)	5.80

Balance as of September 30, 2008	2,224	2,581	$5.85	8.70	$10
Exercisable as of September 30, 2008		610	$5.55	8.29	$7
     The following table summarizes information about the options outstanding at September 30, 2008 (in thousands, except exercise prices and the weighted average remaining contractual life):

			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
Range of		Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices		As of 09/30/08	(years)	Price	As of 09/30/08	Price
$2.17	$2.17	21	6.54	$2.17	16	$2.17
$2.50	$2.50	20	9.99	$2.50	0	$0.00
$3.18	$3.18	347	9.17	$3.18	116	$3.18
$5.71	$5.71	113	4.49	$5.71	58	$5.71
$6.16	$6.16	969	8.22	$6.16	249	$6.16
$6.26	$6.26	80	9.38	$6.26	0	$0.00
$6.50	$6.50	607	9.51	$6.50	152	$6.50
$6.70	$6.70	424	9.28	$6.70	20	$6.70

$2.17	$6.70	2,581	8.70	$5.85	610	$5.55
     As of September 30, 2008, there was $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to employee and director grants. The costs are expected to be recognized over a weighted-average period of 1.9 years.
Calculation of Fair Value
     The fair value of options granted to employees is estimated on the date of grant using the Modified Black-Scholes Merton option pricing model. We amortize the fair value of employee options on a straight-line basis over the requisite service period. The fair value of options to nonemployees is estimated throughout the requisite service period using the Modified Black-Scholes Merton option pricing model and the amount of share-based compensation expense recorded is affected each reporting period by changes in the estimated fair value of the underlying common stock until the options vest.

     The following assumptions were used to determine the fair value of those options valued during the three months ended September 30, 2008 and year ended December 31, 2007:

	Three months
	ended	Year ended
	September 30,	December 31,
	2008	2007
Weighted-average volatility (1)	44.5%	46.0%
Expected dividends	0.0%	0.0%
Expected term — employees (2)	5.1 years	6.1 years
Expected term — nonemployees (2)	N/A	10.0 years
Risk-free rate — employees (3)	3.2%	4.4%-4.8%
Risk-free rate — nonemployees	N/A	4.5%-5.2%

(1)	For 2007 and 2008, we estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimate the expected term for employees based on the simplified method permitted under SAB No. 110. The expected term presented for nonemployees is based upon option expiration date at the date of grant.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.
12. Contingencies
     From time to time, the Company is involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which management believes are not material to the conduct of the Company’s business. With respect to these ordinary matters, management believes that the Company has made adequate accruals for related costs.
13. Subsequent Events
     On October 29, 2008, the Company approved a plan to close of one of its animal hospitals, South Bay Veterinary Clinic (“South Bay”). The plan is expected to be completed by December 31, 2008. This decision was made as part of management’s efforts to become profitable as soon as practicable by streamlining operations and reducing costs. The Company does not have goodwill or other intangible assets related to South Bay recorded in its consolidated financial statements as the Company recorded a one-time impairment charge to write-off those amounts in the fourth quarter of 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto provided under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). The Company’s disclosure and analysis in this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other materials it releases to the public, as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. The Company, wherever possible, identifies such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, future performance or results of current and anticipated services, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

     The Company cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Investors should keep this in mind as they consider forward-looking statements. Some factors that may cause our plans, expectations, future financial condition and results to change are described under the heading “Risk Factors” in Item 2.01 of our Current Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008 and in Part II, Item 1A of the Quarterly Report on Form 10-Q,
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of September 30, 2008, and the Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC filed after September 30, 2008 at the SEC’s website at www.sec.gov.
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
     The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. See Note 3 to the condensed consolidated financial statements. Accordingly, following the Merger, the consolidated financial statements of the Company depict the operating results of XLNT, including the acquisition of Echo from the date of the consummation of the Merger, and include the historical financial statements from prior year periods of XLNT without regard for the financial statements of Echo for such prior periods. All common stock share amounts for all periods presented have been adjusted to reflect the Merger. Acquisition expenses incurred by XLNT were recorded as equity and those incurred by Pet DRx were charged to expense. During the third quarter ended September 30, 2008, the Company recorded an additional $3,000 of trailing Merger-related expenses to additional paid-in capital.
General
     We are a provider of primary and specialty care veterinary services to companion animals through a network of fully-owned veterinary hospitals. As of September 30, 2008, we owned and operated twenty-five veterinary hospitals in the State of California.
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
Seasonality
     The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm and ticks, and the number of daylight hours. The seasonality we experience at our clinics varies throughout the year depending on the geographic region of those locations. Our clinics in the desert region of California experience their highest sales volume in the winter months.
Acquisition Program
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
Overview of Our Financial Results
     The first nine months of 2008 have been a period of significant change and challenge for us. Following the completion of the Merger, we developed and expanded our management team and began to implement certain practices which we believe will allow the Company to grow more profitably both in the near and long-term. In response to the challenges resulting from the current recessionary-like economy, we centralized purchasing and made initial efforts to align staff costs appropriately, which improved contribution margins at our same-store hospitals. Additionally, despite the reduction in foot traffic into our hospitals during these challenging economic times, we increased our average revenue per customer visit from a year ago.
     We have also continued to monitor the operational challenges at some of our hospitals and have implemented new plans to improve our overall financial performance at those hospitals. Recently, we made the decision to close one of our hospitals in the fourth quarter of 2008 due to a permanent decline in business of that hospital. Late in the second quarter of 2008, we also consolidated four of our animal hospitals into two, which we believe to be showing positive results through reductions in duplicative costs.
     We acquired Valley Animal Medical Center on July 1, 2008, which now gives the Company a significant position and an enhancement in its “hub and spoke” strategy in the Coachella Valley region in California bringing the total number of hospitals in the region to eight.
     For the three month period ended September 30, 2008, net revenue was $17.7 million, a decrease of 0.2% over the same time period in the prior year. The net loss for the three month period ended September 30, 2008 was $3.2 million, a decrease of 6% over a loss of $3.4 million for the three months ended September 30, 2007. Basic and diluted net loss per share was $0.13 for the three months ended September 30, 2008 compared to the basic and diluted net loss per share for the same time period in the prior year of $0.80.
     For the nine month period ended September 30, 2008, net revenue was $53.4 million, an increase of 15.9% over the same time period in the prior year. The net loss for the nine month period ended September 30, 2008 was $11.4 million, an increase of 25% over a loss of $9.2 million for the nine months ended September 30, 2007. Basic and diluted net loss per share was $0.49 for the nine months ended September 30, 2008 compared to the basic and diluted net loss per share for the same time period in the prior year of $2.25.
     Revenues were flat for the three months ended September 30, 2008 as compared to the same time period in 2007. While the acquisition of Valley Animal contributed new revenues in 2008, the Company experienced a reduction in volume during the same time period in some of its other hospitals. The decrease in net loss is primarily the result of reductions in costs of goods sold and non-veterinarian staff costs at the hospitals partially offset by increased veterinarian costs as the Company hired several new veterinarians during the three months ended September 30, 2008 in order to enhance revenue growth, coupled with the impairment charge taken of $0.3 million during the quarter for the Assets Held for Sale (See Note 7 in the accompanying condensed consolidated financial statements for further information). Net loss per share decreased primarily due to the increased number of common shares outstanding as a result of the Merger.
     The revenue increase in the first nine months of 2008 versus 2007 was primarily due to the acquisition of six veterinary hospitals late in the first quarter of 2007 and the acquisition of Valley Animal on June 30, 2008. Additionally, a price increase instituted in the first quarter of 2008 led to positive same store revenue growth, offset partially by a reduction in volume. The increase in net loss was primarily a result of an increase in direct costs due to the aforementioned acquisitions, increased SG&A costs as a result of the Company building its infrastructure and relocating its headquarters from San Jose, California to Brentwood, Tennessee, and higher interest expense as a result of one-time charges to interest expense related to the payoff of the loans with Fifth Street in June 2008, offset by higher revenues from the six acquisitions mentioned previously. Net loss per share decreased primarily due to the increased number of common shares outstanding as a result of the Merger.
     Cash used in operations for the nine months ended September 30, 2008 was $10.5 million compared with cash used in operations in the first nine months ended September 30, 2007 of $1.3 million. The cash used in operations during the nine months ended September 30, 2008 was primarily due to the net loss of $11.4 million incurred in that time period and the payments of $4.7 million of past due accounts payable when the Company was funded from the Merger during the first quarter of 2008. Cash used in operations in the first nine months of 2007 was a result of the $9.2 million net loss incurred during that period, offset by the Company building up its payables and other accrued expenses during the quarter. Cash used in investing activities during the first nine months of 2008 was primarily for the acquisition of Valley Animal Medical Center and for purchases of equipment for various hospitals. Cash used in investing activities during the same time period a year ago primarily was for the six acquisitions made during the first quarter of 2007 and capital purchases for those businesses. Additionally, $4.0 million was used to pay outstanding amounts due from previous acquisitions. Cash provided by financing activities in the first nine months of 2008 was principally the result of the $36.3 million of net proceeds from the initial public offering received on January 4, 2008 when the Company completed the Merger, offset partially by payments on term notes and capital leases including the payoff of all outstanding amounts under the loans with Fifth Street as described in Note 8 in the accompanying condensed consolidated financial statements. Cash provided by financing activities in the first nine months of 2007 was from the $14.0 million net proceeds from the issuances of the $12 million and $3 million notes with Fifth Street and $13.6 million from the issuance of Series B preferred stock, offset by payments on certain term loans.
     We had a working capital surplus of $1.8 million at September 30, 2008 as compared to a working capital deficit of $10.1 million at December 31, 2007. The September 30, 2008 working capital was favorably impacted because of the net proceeds received from the initial public offering as a result of completion of the Merger offset partially by the payoff of the Fifth Street Loans and the loss from operations incurred in the first nine months of 2008.
Results of Our Operations
Three and Nine Months Ended September 30, 2008 and 2007 (In millions, except percentages)
Revenue

	For The Three Months ended			For The Nine Months ended
	September 30,			September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Revenues	$17.7	$17.7	(0.2)%	$53.4	$46.1	15.9%
     Revenues for the three months ended September 30, 2008 were down approximately $35,000 or 0.2% compared to the same three month period one year ago. While the acquisition of Valley Animal generated $0.6 million of new revenue in the third quarter of 2008, some of our hospitals experienced a decrease in volume resulting from the recessionary-like economy in the United States. Further reducing revenues was the loss of a key veterinarian at one of our specialty hospitals during the third quarter of 2008, which resulted in a $0.3 million decrease compared to the third quarter of 2007. The Company has since replaced this veterinarian during the fourth quarter of 2008 and expects to generate positive results going into 2009. Also contributing to the decreasing revenues quarter over quarter was the decreased volume at our South Bay hospital, which generated a $0.2 million decrease in revenues. The Company has decided to close South Bay during the fourth quarter of 2008.
     The increase in revenues for the nine months ended September 30, 2008 of $7.3 million or 15.9% primarily related to the acquisition of six animal hospitals acquired during the end of the first quarter of 2007 and the acquisition of Valley Animal on June 30, 2008. The aforementioned decline in volume in the third quarter of 2008 was offset partially by pricing increases initiated in the first quarter of 2008.

	Comparative Analysis Three			Comparative Analysis Nine
	months ended			months ended
			%			%
	2008	2007	Change	2008	2007	Change
Same-store revenue (1)	$9.5	$9.7	(2)%	$28.9	$28.7	1%
Net acquired revenue (2)	$8.2	$8.0	2%	$24.5	$17.4	41%

Total	$17.7	$17.7	0%	$53.4	$46.1	16%

(1)	Same-store revenue was calculated using animal hospital operating results for the 18 animal hospitals that we owned for the full nine month period ended September 30, 2007.

(2)	Net acquired revenue represents the revenue from the six animal hospitals acquired during the three month period ended March 31, 2007 and Valley Animal, which was acquired on June 30, 2008. Fluctuations in net acquired revenue occur due to the volume, size and timing of those acquisitions.
Direct Costs

	For The Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Total direct costs	$16.9	$16.2	3.9%	$49.7	$43.4	14.3%
Hospital Contribution
Margin as a percentage of total net revenue	4.6%	8.3%		7.1%	5.7%
     Direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other veterinary hospital-based personnel, facilities rent, occupancy costs, supply costs, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies. It also includes depreciation and amortization expense related to assets directly related to our hospitals.
     Direct costs increased $0.7 million, or 3.9% in the three month period ended September 30, 2008 as compared to the same time period in 2007. The increase was a direct result of the acquisition of Valley Animal on July 1, 2008. Offsetting the effects of Valley Animal were a decrease in costs of good sold from all other hospitals of approximately $0.5 million, or 15.1% due to the centralization of purchasing put into place in the first quarter of 2008, a decrease of $0.2 million, or 5.7% in non-veterinarian salary costs due to reduced headcount at the hospitals, and an increase in veterinarian related salary costs of $0.4 million, or 9.3% due to the hiring of additional veterinarians in the third quarter of 2008 as well as the increased utilization of contracted veterinarians in order to fill open positions at our clinics.
     Direct costs for the nine months ended September 30, 2008 increased $6.3 million, or 14.3% as compared to the same time period one year ago primarily from the additional costs associated with the six veterinary hospitals acquired late in the first quarter of 2007, which accounted for an increase of $6.1 million and the acquisition of Valley Animal on July 1, 2008, which accounted for an increase of $0.7 million. Offsetting these increases from acquisitions was a decrease in same-store direct costs of $0.7 million. This decrease was a result of the Company centralizing its purchasing of medical and pet supplies during 2008, which allowed the Company to begin realizing advantageous pricing from economies of scale. Further decreasing same-store direct costs was a decrease in hospital staff costs as management has continued to adjust staffing levels to be in line with revenues.
Selling, General and Administrative

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$3.7	$3.7	(0.8)%	$11.4	$9.3	23.2%
As a percentage of total net revenue	20.9%	21.0%		21.4%	20.2%

     Selling, general and administrative (“SG&A”) expenses decreased approximately $41,000 for the three months ended September 30, 2008 as compared to the same time period in the prior year resulting primarily from a decrease in professional fees of $0.9 million as the Company completed its Merger on January 4, 2008 and was no longer incurring legal and accounting professional fees associated with that transaction in the three month period ended September 30, 2008. Offsetting this decrease was a $0.3 million non-cash impairment charge recorded in the third quarter of 2008 to record the Assets Held for Sale at the lower of depreciated cost or fair value less costs to sell. Further offsetting the decrease in corporate SG&A expense was the quarter over quarter increase in non-cash stock compensation expense arising from the options granted to certain members of the Board of Directors and executive management team during the first quarter of 2008.
     The increase in SG&A costs for the nine month period ended September 30, 2008 compared to the same time period in the prior year was largely due to the duplicative staff costs incurred during the first quarter of 2008 as the Company moved its headquarters to Brentwood, Tennessee from San Jose, California, the build-out of the Company’s infrastructure, the non-cash impairment charge related to the Assets Held for Sale, and the increased non-cash stock compensation expense offset by the substantial decrease in professional fees that were largely incurred in 2007 in preparation for the Merger.
Interest income

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Interest income	$0.0	$0.0	0%	$0.3	$0.1	0%
As a percentage of total net revenue	0.0%	0.2%		0.6%	0.2%
     While there was minimal interest income for the three months ended September 30, 2008 and 2007, there was an increase for the nine months ended September 30, 2008 as compared to the same time period in 2007 primarily resulting from having more cash on deposit at a banking institution for the first two quarters of 2008 as a direct result of the $36.3 million in net proceeds received from the initial public offering as a result of the Merger.
Interest Expense

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Interest expense	$0.3	$1.1	(72.7)%	$4.2	$2.6	61.5%
As a percentage of total net revenue	1.7%	6.4%		7.8%	5.7%
     Interest expense for the three month period ended September 30, 2008 decreased as compared to the same time period one year ago primarily due to the payoff of all loans with Fifth Street in June 2008 and a reduced amount of interest bearing convertible notes on the condensed consolidated balance sheet in 2008 as a result of several conversions to common stock that occurred in conjunction with the Merger.
     Interest expense for the nine month period ended September 30, 2008 increased as compared to the same time period one year ago primarily due to one-time charges incurred as a result of the Company paying off all loans with Fifth Street in June 2008, including a $1.4 million charge to interest expense to eliminate the debt discounts associated with those loans, a $0.2 million charge related to the write-off of the debt amendment costs incurred in February 2008, and $0.2 million charge to interest expense resulting from a prepayment penalty that was incurred on the payoff of the $12 million loan. Partially offsetting this increase were the aforementioned conversions of certain interest bearing convertible notes in January 2008.

Liquidity and Capital Resources
     We have historically funded our operations and growth through the proceeds from our initial public offering, cash flows from operations, long-term indebtedness and the issuance of securities, including securities convertible into our common stock. As of September 30, 2008, we had cash and cash equivalents of $5.2 million and working capital of $1.8 million. We anticipate the need for additional capital in the near future to support and fund our operations and growth plans. We are in discussions with several parties to secure additional financing and/or raise capital.
Cash Flows from Operating Activities
     Our largest source of operating cash flows is cash collections from our customers for purchases of veterinary healthcare services. We usually receive payment at the time of service. Our primary uses of cash for operating activities include compensation for hospital and corporate personnel, facilities related expenditures including purchase of inventory, and costs associated with outside support and services.
     Cash used in operating activities for the first nine months of 2008 was $10.5 million as opposed to cash used in operating activities the same time period one year ago of $1.3 million. The $10.5 million of net cash used in operating activities for the first nine months of 2008 resulted from the $11.4 million net loss and a $4.7 million decrease in accounts payable as the Company paid off a significant amount of its payables down with the net proceeds received from the initial public offering as a result of the Merger. These fluctuations were partially offset by the $1.6 million, $1.8 million and $1.2 million of non-cash expenses from depreciation and amortization, amortization of debt discounts and stock-based compensation, respectively. The net cash used in operating activities of $1.3 million in the first nine months of 2007 was a result of a net loss for that time period of $9.2 million, offset by an increase in accounts payable and accrued expenses of $4.9 million and $1.3 million, respectively and $1.6 million of non-cash expenses from depreciation and amortization.
Cash Flows from Investing Activities
     Cash used in investing activities of $4.7 million during the first nine months of 2008 was primarily due to cash outflows of $3.0 million for the acquisition of Valley Animal and $1.3 million for purchases of equipment at various hospital locations. Cash used in investing activities of $25.6 million for the first nine months of 2007 was due to the $16.8 million of net cash used to acquire six veterinary hospitals during the first quarter of 2007, $4.7 million of cash used to purchase capital improvements during the six month period ended June 30, 2007 and an additional $3.9 million of payments made to finalize the purchase price accounting for previous acquisitions.
Cash Flows from Financing Activities
     Cash provided by financing activities during the first nine months of 2008 was primarily attributable to the $36.3 million of net proceeds received from the initial public offering as a result of the Merger, offset by $17.4 million of payments on term notes primarily relating to the payoff of all outstanding borrowed amounts from Fifth Street, $0.2 million of payments to Fifth Street in association with the amendment of their loans to us, and $0.3 million of payments made on certain capital leases. Cash provided by financing activities in the first nine months of 2007 principally consisted of net proceeds of $14.0 million from loans with Fifth Street, $13.6 million from the net proceeds obtained from the issuance of shares of Series B convertible preferred stock, offset by $1.6 million of payments made on other term loans, and $0.2 million of payments made on capital leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2008, that our disclosure controls and procedures were effective.
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
     As a result of the Merger, our accounting staff and management team are currently in the process of assessing and integrating XLNT’s internal control over financial reporting. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. There have been no other changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     “Item 2.01. Completion of Acquisition or Disposition of Assets — Risk Factors” in our Current Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008 (the “Form 8-K/A”), includes a detailed discussion of the risk factors that could materially affect our business, financial condition and/or future results. Set forth below is a discussion of the material changes in our risk factors previously disclosed in our
Form 8-K/A. The information below updates, and should be read in conjunction with, the risk factors in our Form 8-K/A. We encourage you to read these risk factors in their entirety. The risks described in our Form 8-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We will need to secure additional financing and/or raise additional capital, which may not be available, on favorable terms or at all, in order to fund our operations and growth plans.
     As of September 30, 2008, we had approximately $5.2 million of cash on hand. We anticipate the need for additional capital in the near future to support and fund our operations and growth plans. While we are in discussions with several parties to secure additional financing and/or raise capital, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be favorable to us. We may pursue a variety of transactions, including the issuance of equity or debt securities, including securities convertible into shares of common stock, in which case, the ownership interest of our stockholders may be diluted. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail our operations and growth plans, sell assets or cease certain of our operations and/or growth plans.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

10.1*	Amendment to Executive Employment Agreement dated August 14, 2008 between Gregory J. Eisenhauer and the Company.

10.2*	Separation Agreement dated September 25, 2008 between Robert Wallace and the Company.

31.1*	Section 302 Certification from Steven T. Johnson.

31.2*	Section 302 Certification from Gregory J. Eisenhauer.

32.1*	Section 906 Certification from Steven T. Johnson.

32.2*	Section 906 Certification from Gregory J. Eisenhauer.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: November 14, 2008	By:	/s/ Kyle Morse
Kyle Morse
Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1*	Amendment to Executive Employment Agreement dated August 14, 2008 between Gregory J. Eisenhauer and the Company.

10.2*	Separation Agreement dated September 25, 2008 between Robert Wallace and the Company.

31.1*	Section 302 Certification from Steven T. Johnson.

31.2*	Section 302 Certification from Gregory J. Eisenhauer.

32.1*	Section 906 Certification from Steven T. Johnson.

32.2*	Section 906 Certification from Gregory J. Eisenhauer.

*	Filed or furnished herewith.