Form 10-K
period 2008-12-31
Pet DRx CORP
filed 2009-03-31
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-3473
PET DRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2517815
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 Centerview Drive, Suite 360
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(615) 369-1914

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.0001 per share	Nasdaq Capital Market

Warrants, exercisable for Common Stock at an exercise price of $6.00 per share	Nasdaq Capital Market

Units, each consisting of one share of Common Stock and one Warrant	Nasdaq Capital Market
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     At June 30 2008, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $33,284,000. At March 23, 2009, there were 23,660,460 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INDEX
TO FORM 10-K

ii

PART I
Item 1. BUSINESS
Company Overview
Pet DRx Corporation is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of December 31, 2008, we owned and operated twenty-three veterinary hospitals located in northern and southern California.
Our hospitals offer a full range of general medical treatment for companion animals, including (i) preventative care, such as vaccinations, examinations, spaying/neutering, and dental care, and (ii) a broad range of specialized diagnostic and medical services, such as x-ray, ultra-sound, internal medicine, surgery, cardiology, ophthalmology, dermatology, oncology, neurology and other services. Our hospitals also sell pharmaceutical products, pet food and pet supplies.
We intend to grow and enhance our profitability by expanding same-store revenue and capitalizing on economies of scale and cost reduction efficiencies and by acquiring established veterinary practices in select regions throughout the United States.
Our principal executive offices are located at 215 Centerview Drive, Suite 360, Brentwood, Tennessee 37027. We can be contacted at (615) 369-1914.
For convenience, the terms “Pet DRx,” “Company,” “our,” and “we” are used to refer collectively to Pet DRx Corporation and its subsidiaries, unless otherwise required by the context.
Operating Segment
As of December 31, 2008, we had a single operating and reporting segment, animal hospitals. Our objective is to become a preferred provider of high quality pet care by offering a broad array of pet care services under one brand.
Company History
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

On September 11, 2006, we entered into a merger agreement with Pet DRx Veterinary Group, Inc. (“PVGI”) (f/k/a XLNT Veterinary Care, Inc.) which merger agreement was subsequently amended and restated on February 16, 2007 and on October 23, 2007 (as so amended and restated, the “Merger Agreement”). On January 4, 2008, we closed the merger transaction pursuant to the Merger Agreement, pursuant to which a wholly-owned subsidiary of ours merged with and into PVGI (the “Merger”). In connection with the Merger, we changed our name from Echo to Pet DRx Corporation.
Upon the closing of the Merger on January 4, 2008, we issued 16,214,267 shares of common stock (of which 1,589,872 shares were placed in escrow (the “Escrow Shares”) to satisfy any indemnification claims that may be asserted by us under the Merger Agreement) for the benefit of the former holders of capital stock of PVGI, based on an exchange ratio, calculated pursuant to the Merger Agreement, of 0.7710 of a share of our common stock for each share of PVGI common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”). All of the Escrow Shares were subsequently released to the former holders of capital stock of PVGI in accordance with terms of the Merger Agreement.
Immediately after giving effect to the Merger, the former holders of PVGI common stock prior to the Merger held approximately 72% of our issued and outstanding shares of common stock on a fully diluted basis (including escrowed shares).
Holders of 1,361,573 shares of common stock elected to convert their common stock at the Effective Time into their pro rata portion of the trust account established at the time of our initial public offering, at a conversion price of $8.10 per share of common stock. Cash in the amount of approximately $11 million was paid to converting stockholders.
Business Strategy
Our objective is to deliver a broad scope of high-quality services to our customers through a “hub and spoke” network of veterinary hospitals within select local markets. Specifically, we offer, through specialty and emergency hospitals (“hubs”), a wide range of medical, diagnostic and specialty-medical services and use the traditional smaller general practices as “spokes” to feed to the “hub” units patients requiring more specialized services than a general practice is equipped to provide. We pursue the following strategies to achieve our objectives:
☐	recruit and retain top veterinary professionals;

☐	provide high quality veterinary care to our customers;

☐	pursue acquisitions of additional veterinary hospitals, with a focus on continuing to develop “hub and spoke” networks that will improve customer service;

☐	increase veterinary hospital visits through advertising, market positioning, consumer education, wellness programs and branding;

☐	increase veterinary hospital margins through same-store revenue growth and cost savings realized through consolidated purchasing arrangements for high volume items such as food and medical supplies and generally lower costs through economies of scale;

☐	increase veterinary hospital productivity through professional development and training, integration of performance data collection systems, application of productivity standards to previously under-managed operations and removal of administrative burdens from veterinary professionals; and

☐	capture valuation arbitrage differentials between individual practice value and larger consolidated enterprise value.

Our Veterinary Hospitals
As of December 31, 2008, we owned and operated twenty-three veterinary hospitals located throughout the state of California.
Medical Advisory Board
We have established a medical advisory board to support our management team, our veterinarians and our operations. Under the direction of our Chief Medical Officer, our medical advisory board recommends standards of excellence in the provision of veterinary care services across all of our veterinary hospitals. Our medical advisory board is comprised of both general practitioners and specialists recognized for their outstanding knowledge and reputations in the veterinary field.
Customers
Our customers consist almost entirely of individual pet owners. For the years ended December 31, 2008, 2007 and 2006, no customer accounted for more than 5% of the Company’s net revenue.
Industry and Competition
The Industry
The U.S. veterinary market is a large and growing industry sector. Pet ownership, share of household income spent on pets and general awareness of the value of effective veterinary care due to advances in science, medicine and technology are all on the rise. There are over 60,000 veterinarians in the U.S. and 22,000 veterinary hospitals who are members of the American Veterinary Medical Association, or AVMA as of December 31, 2008. The American Pet Products Manufacturers Association, Inc., or APPMA, estimates that spending on pets in the U.S. reached $43.2 billion in 2008. Veterinary medical services accounted for $11.1 billion, medications and over the counter supplies represented $10.0 billion , pet food represented $16.8 billion , and ancillary services such as grooming and boarding reached $3.2 billion in 2008. The APPMA estimates that $45.4 billion will be spent on pets in the U.S. in 2009.
Within the Company’s initial target market of California, the State of California Veterinary Medical Board lists 12,577 licensed veterinarians (State of California Department of Consumer Affairs, 2005).
According to the APPMA, the ownership of pets is widespread and growing, with over 71 million U.S. households, representing approximately 63% of U.S. households, owning at least one pet, including companion and other animals, including about 74.8 million dogs and 88.3 million cats. Specifically, 45 million households owned at least one dog and 38 million households owned at least one cat.
The growth of the veterinary care industry is primarily being driven by:
☐	an increased emphasis on pet health and wellness;

☐	continued technological and medical developments which are migrating from human healthcare to veterinary medicine, driving new and previously unconsidered diagnostic tests, procedures and treatments; and

☐	favorable demographic trends supporting a growing pet population.
While it is growing, the U.S. veterinary services market remains highly fragmented and comprised principally of smaller independent practices. We estimate that the three largest companies in the industry, Banfield, the Pet Hospital®, VCA Antech, Inc. and National Veterinary Associates (“NVA”) represent approximately 5% of companion animal veterinary hospitals in the U.S. According to the AVMA, there are approximately 22,000 veterinary hospitals/clinics in the U.S. and these three companies combined currently own or operate about 1,200 hospitals.

Most Doctors of Veterinary Medicine (DVMs or veterinarians) are highly educated, and we believe are attracted to the industry because they care for the welfare of animals. As a result, often they spend their careers developing individual or small practices that have few liquidity options. The small economic scale of these practices often makes it difficult to afford and adopt state-of-the-art technologies, and medical and diagnostic equipment. We believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients. In addition, we believe the fragmented animal hospital industry is consolidating due to:
☐	the purchasing, marketing and administrative cost advantages that can be realized by large, multiple location, multi-doctor veterinary providers;

☐	the cost of financing equipment purchases and upgrading technology necessary for a successful practice and the associated ability of a large provider to obtain the necessary financing on more competitive terms;

☐	the desire of veterinarians to minimize the percentage of their time spent dealing with administrative functions and to focus instead on practicing veterinary medicine;

☐	the desire of some owners of animal hospitals to obtain liquidity by selling all or a portion of their investment in the animal hospital (which we believe will increase as more owners of animal hospitals approach retirement); and

☐	the appeal to many veterinarians of the benefits and flexible work schedule that is not typically available to a sole practitioner or single-site provider.
The veterinary care industry also has other notable characteristics, including:
☐	Extensive veterinarian training requirements represent significant competitive barriers to entry. Although the number of pets and pet services is growing rapidly, the number of veterinarians and available hospitals is limited, with the potential for increasing the number of veterinarians constrained by the extensive training requirements for veterinarians.

☐	Highly fragmented industry service sector. Although the pet care market is large and growing, no single entity accounts for more than 5% of the hospital industry. The market consists mainly of independent private practices consisting of sole practitioners or small groups of veterinarians. Most practices do not offer a broad range of products and services. Many veterinarians spend a significant portion of their time handling the administrative burden of running a small business, versus seeing customers. The Company believes that these small animal hospitals tend to be profitable in spite of the inefficiencies associated with a small operating scale and limited marketing clout and that these factors make veterinary hospitals an attractive consolidation opportunity.

☐	Attractive industry payor and pricing characteristics. The animal health care services industry does not experience the problems of extended payment collection cycles or pricing pressures from third-party payors faced by human health care providers. Fees for animal hospital services are due, and typically paid for, at the time of the service via cash or credit card. Pet care services are predominantly provided on a cash-pay basis. Thus, (unlike human healthcare) there are (i) few accounts receivable to finance, (ii) no government payors, and (iii) no managed care contracting. Also, because of expanding options for care services coupled with the growing awareness of pet health and wellness and pet owner sentiments to their pets, veterinarians typically enjoy the ability to pass through pricing increases to their customers.

☐	Opportunity to increase hospital productivity through an integrated management information system. By deploying integrated management information systems that monitor each veterinarian and hospital on products and services delivered, productivity and prices, veterinary hospitals are able to identify opportunities and areas for growth and to monitor veterinarians and target individuals who may benefit from additional training in specific treatment disciplines.

☐	Limited medical malpractice liabilities. Unlike human healthcare, veterinarians have limited corresponding medical malpractice liabilities.

☐	Veterinary care’s recession resistant revenue characteristics. Although the practice of veterinary medicine is subject to seasonal fluctuations based on weather and holiday seasons, the Company believes that veterinary care revenues have historically been recession resistant and veterinary hospitals have one of the lowest failure rates of any business.
Competition
The market for veterinary care services to companion animals is highly competitive, particularly in urban environments, and evolving in the manner in which services are delivered and providers are selected. The Company believes that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, quality of care and reasonableness of fees. The Company’s primary competitors are individual practitioners or small, regional multi-clinic practices. In addition, the Company experiences competition from some national and large regional companies in the pet care industry, such as our three largest competitors mentioned above, as well as operators of pet super-stores that are developing networks of animal hospitals in markets that include our animal hospitals.
Companion Animals
As the U.S. population has gravitated from rural to urban environments, and the extended family with all its opportunities for close relationships has been replaced by the nuclear family, the single family, or no family at all, we believe the pet has assumed a more important role in maintaining good mental health and well being in society. According to the American Animal Hospital Association’s (“AAHA”) 2004 Pet Owner Survey, 94% of pet owners surveyed said they take their pets for regular veterinary checkups to ensure their pets’ quality of life.
Favorable demographic trends should continue to fuel the growth in demand for pet care services in the foreseeable future. The leading edge of the “baby boom” generation has already entered middle age and their ranks will swell by 46% in this decade. This middle-aged demographic, age 35 to 69, own more pets, have more income and account for nearly two-thirds of all pet care expenditures.
Acquisition Program
We target veterinary hospitals for acquisitions that are profitable or which we believe will be profitable when integrated into our operations. We work to build incremental value through programs designed to drive incremental new revenues and benefit from economies of scale, proactive marketing, centralized management, management information systems, “brand name” identification, and by broadening the scope of services and products offered at our hospitals. The consideration paid in our acquisitions may consist of cash, promissory notes, common stock, warrants and/or debentures, including convertible debentures.
Government Regulation
California imposes various registration requirements upon our veterinary hospitals. Accordingly, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our hospitals are required to maintain valid state licenses to practice.
Employees
As of December 31, 2008, we employed approximately 600 full-time employees. We have not entered into any collective bargaining agreements with our employees and we believe that relations with our employees are good. We believe that our future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

Seasonality
The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is slightly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm and ticks, and the number of daylight hours. The seasonality we experience at our clinics varies throughout the year depending on the geographic region of those locations. Our clinics in the desert region of California experience their highest sales volume in the winter months. However, revenue may be impacted significantly from quarter to quarter by natural disasters, such as earthquakes, landslides and fires, and other factors unrelated to such adverse events, such as changing economic conditions.
Executive Officers of Pet DRx
We provide below information regarding each of our executive officers.

Name	Age	Position
Gene E. Burleson	68	Chairman of the Board and Chief Executive Officer

Harry L. Zimmerman	53	Executive Vice President and Chief Financial Officer

George A. Villasana	41	Executive Vice President, General Counsel and Secretary
GENE E. BURLESON, our Chairman of the Board, has served as a director of the Company since the Merger in January 2008. Mr. Burleson has served as Chief Executive Officer of the Company since November 18, 2008 and served as interim Chief Executive Officer of the Company from September 25, 2008 until November 17, 2008. Mr. Burleson also served as the Chief Executive Officer of the Company from its formation in June 2005 until it merged with XLNT Veterinary Care, Inc. Mr. Burleson served as Chairman of the board of directors of Mariner Post-Acute Network, Inc., an operator of long-term care facilities, from January 2000 to June 2002. Mr. Burleson also served as Chairman of the board of directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, during 2003 and as a member of the board of directors from 1995 to 2003. Mr. Burleson also served on the board of directors of Deckers Outdoor Corporation (Nasdaq:DECK), an outdoor shoe company, where he served from 1993 until 2008; and Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations from 2004 to 2008. Mr. Burleson currently serves on the board of directors of SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals. In addition, Mr. Burleson is involved with several private companies, including Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology and Marina Medical, Inc., a provider of medical billing and accounts receivable management services to hospital based physicians. Mr. Burleson served as Chairman of the board of directors of GranCare (formerly an NYSE listed company) from 1989 to 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare from 1990 to 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services, Inc. in 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. (formerly an NYSE listed company). Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services, Inc. in 1997. From 1986 to 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of American Medical International (AMI), one of the largest owners and operators of acute care hospitals in the nation. Based in London from 1981 to 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson graduated from East Tennessee State University with a Bachelor of Science in accounting and earned an M.B.A. in 1972.
HARRY L. ZIMMERMAN has served as our Chief Financial Officer since October 13, 2008 and was appointed as Executive Vice President on March 18, 2009. Prior thereto, Mr. Zimmerman served as our Chief of Business Development since September 1, 2008. Prior to joining the Company, Mr. Zimmerman served as Executive Vice President and General Counsel of Encore Medical Corporation (formerly a Nasdaq listed company), an orthopedics medical device company, from early 1994 until the end of 2007. Prior to joining Encore, Mr. Zimmerman was a senior corporate associate with the law firm of Winstead, Sechrest & Minick, P.C. Mr. Zimmerman has a Bachelor of Science in Economics (cum laude) from the Wharton School at the University of Pennsylvania and a Juris Doctor (with honors) from the University of Texas School of Law. He is also licensed as a Certified Public Accountant and an attorney in the State of Texas.
GEORGE A. VILLASANA has served as our General Counsel and Secretary since the Merger and was also appointed as Executive Vice President on March 6, 2008. Mr. Villasana served as the General Counsel and Secretary of PVGI from June 2007 until the Merger. Prior thereto, he served as Senior Corporate Counsel of AutoNation, Inc., the largest automotive retailer in the U.S. (NYSE: AN), from August 2000 until June 2007. Prior thereto, Mr. Villasana was a corporate attorney with Holland & Knight, LLP from 1999 to 2000 and with Shutts & Bowen, LLP from 1997 to 1999. From 1995 to 1997, he served as a staff attorney with the U.S. Securities & Exchange Commission in Washington, D.C. He received a Master of Laws from Georgetown University Law Center, a Juris Doctor from American University, Washington College of Law, a Master of Accounting from Florida International University and a Bachelor of Science in Accounting from The Pennsylvania State University.
Availability of Our Reports Filed with the Securities and Exchange Commission
Our web site is located at www.petdrx.com. The information on or accessible through our web site is not incorporated by reference in the Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, are available free of charge, on our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our reports filed electronically with the SEC may be accessed on the SEC’s website www.sec.gov. The public also may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330.

Item 1A. RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
Risks Related to the Company’s Business
The Company has a limited operating history, has a history of losses and may incur losses in the foreseeable future.
The Company does not have a significant operating history upon which potential investors may assess future performance. PVGI acquired its first two veterinary hospitals in September 2004 and acquired additional veterinary hospitals throughout 2005, 2006 and 2007. The Company also acquired a veterinary hospital in 2008. The Company has only incurred losses to date. The Company is continuing to develop its operational infrastructure and faces additional risks similar to those of other businesses with limited operating history. The Company’s prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Operating results may also vary depending on a number of factors, many of which are outside the Company’s control, including:
☐	changes in the Company’s pricing policies or those of its competitors;

☐	the hiring and retention of key personnel;

☐	fluctuation in costs related to acquisitions of businesses;

☐	wage and cost pressures;

☐	availability of facilities that are suitable for acquisition;

☐	viability of the hub and spoke model;

☐	hiring and retention of veterinarians;

☐	increased competition and pricing pressure;

☐	seasonal and general economic factors, including a recession or economic slowdown; and

☐	level of personal discretionary spending.

The Company has substantial indebtedness which requires a significant amount of cash to service. The Company may not be able to generate or raise sufficient cash to meet its debt service obligations, and these obligations will reduce the amount of cash available to operate and expand its business.
The Company has, and will continue to have, a substantial amount of debt, including debt incurred as a result of financing its acquisitions and the 12% Senior Notes described below (See “Risk Factors - The Company may not be able to pay its obligations with respect to its 12% Senior Notes upon maturity, prepayment or redemption”). The Company’s substantial amount of debt requires it to dedicate a significant portion of its cash flow from operations to pay down its indebtedness and related interest, thereby reducing the funds available to use for working capital, capital expenditures, acquisitions and general corporate purposes. Because interest on the 12% Senior Notes is payable by increasing the principal amount of the 12% Senior Notes, the Company’s interest payments on the 12% Senior Notes will not affect cash flow. However, interest on the 12% Senior Notes will increase the Company’s interest expense and thereby impact net earnings (loss).
The Company’s ability to make payments on its debt, pay its expenses and fund acquisitions will depend upon its ability to generate cash in the future. Insufficient cash flow could place the Company at risk of default under its debt agreements which could result in the acceleration of the maturity of the Company’s debt obligations and could prevent the Company from paying fixed costs or expanding its business as planned. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company’s business may not generate sufficient cash flow from operations, the Company’s strategy to increase operating efficiencies may not be realized and future borrowings may not be available to it in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs. The Company’s debt comes due in various amounts between 2010 and 2013. In order to meet the Company’s debt obligations, the Company may need to refinance all or a portion of its debt. The Company may not be able to refinance any of its debt on commercially reasonable terms or at all.
The Company may not be able to pay its obligations with respect to its 12% Senior Notes upon maturity, prepayment or redemption.
In the first quarter of 2009, the Company issued an aggregate original principal amount of $6,500,000 of 12% Senior Notes. The terms of the 12% Senior Notes require the Company to pay a premium of 184% of the original principal amount of the Senior Notes (in addition to the repayment of the then-outstanding principal amount and accrued but unpaid interest) (i) upon any repayment of the Senior Notes at maturity, (ii) if accelerated upon the occurrence of an “event of default” (as defined in the Senior Notes), or (iii) upon any redemption or prepayment of the Senior Notes prior to maturity. Accordingly, the amount due upon maturity, prepayment or redemption of the $6,500,000 principal amount of Senior Notes outstanding as of the date of this report will be approximately $18,460,000 after giving effect to such premium, but before giving effect to additional Senior Notes issued in the future as payment-in-kind in connection with the interest on the outstanding Senior Notes. The Company does not currently have the resources to pay the full redemption price in cash, and anticipates that it would need to refinance such debt prior to its maturity or redemption. The Company has not established a sinking fund for payment of its obligations under the Notes, nor does it anticipate doing so.
The Company’s debt instruments may adversely affect its ability to run its business.
The Company’s substantial amount of debt, as well as the guarantees of its subsidiaries and the security interests in its assets and those of its subsidiaries, could impair its ability to operate its business effectively and may limit its ability to take advantage of business opportunities. For example, its credit agreements contain certain restrictions that:
☐	limit its ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

☐	limit its ability to dispose of its assets, create liens on its assets or to extend credit;

☐	make the Company more vulnerable to economic downturns and reduce its flexibility in responding to changing business and economic conditions;

☐	limit its flexibility in planning for, or reacting to, changes in its business or industry;

☐	place it at a competitive disadvantage to its competitors with less debt; and

☐	restrict its ability to pay dividends, repurchase or redeem its capital stock or debt, or merge or consolidate with another entity.
The terms of the Company’s credit agreements allow it, under specified conditions, to incur further indebtedness, which would heighten the foregoing risks. If compliance with its debt obligations materially hinders its ability to operate its business and adapt to changing industry conditions, the Company may lose market share, its revenue may decline and its operating results may suffer.
The issuance of the 12% Senior Notes and related warrants will result in a significant charge to earnings and impact net earnings (loss) going forward.
Although the Company has not yet finalized the accounting treatment for the issuance of the 12% Senior Notes and related warrants, it expects a substantial charge to its earnings to be recorded to reflect the intrinsic value of the warrants. In addition, interest paid on the 12% Senior Notes by the increase of the principal amount of the 12% Senior Notes will increase the Company’s interest expense going forward. Furthermore, a number of the holders of outstanding “seller notes” agreed to a “standstill” provision contemplated by the loan documentation in exchange for warrants and/or a higher interest rate on their notes, which will also increase the Company’s interest expense going forward.
Galen and Camden, participants in the Company’s offering of its 12% Senior Notes, may have the ability to significantly influence the business and affairs of the Company.
A representative of Camden and a representative of Galen serve on the Company’s Board of Directors. In addition, Camden and Galen currently hold a significant principal amount of the issued and outstanding 12% Senior Notes, and accordingly, control the ability of the Company to obtain consents, waivers and amendments with respect to the loan documentation and covenants contained therein. In addition, Camden and Galen are each substantial shareholders in the Company.
The Company may be unable to effectively execute its growth strategy which could cause its margins and profitability to decline. Even if the Company is able to effectively execute its growth strategy, the growth of the business may put a strain on the business, and the Company may not achieve desired economies of scale.
The success of the Company depends in part on its ability to build on its position as a leading animal healthcare services company through selective acquisitions of established animal hospitals and internal growth initiatives. If the Company cannot implement or effectively execute this strategy, its results of operations may be adversely affected. The Company intends, as part of its growth strategies, to acquire additional veterinary hospitals. The Company may not be able to attract or compete successfully for prospective acquisition candidates or achieve sufficient “cluster” hospitals in any market it may target in order to achieve targeted efficiencies. In addition, acquisitions may take longer than anticipated or may not be cost effective.
Results of operations may be materially adversely affected if the Company is unable to manage its growth effectively, which may increase costs of operations and hinder the Company’s ability to execute its business strategy. The Company’s internal revenue growth from new services and pet pharmaceuticals as well as its expected cost savings may not develop as anticipated, and reduction in its expected rate of internal growth may cause the Company’s revenue and margins to decrease from management’s expectations. Expected growth may place a significant strain on management and operational systems and resources. If the Company’s business grows as expected, the Company will need to improve and enhance its overall financial and managerial controls, reporting systems and procedures, and expand, train and manage its workforce. The Company will also need to increase the capacity of current systems to meet additional demands.

Even if the Company effectively implements its growth strategy, it may not achieve the presently anticipated internal growth and the growth may be below the Company’s historical rates. Any reductions in the rate of the Company’s internal growth may cause its revenues and margins to decrease. Investors should not assume that the Company’s historical growth rates and margins are reliable indicators of results in future periods.
The Company’s failure to satisfy covenants in its debt instruments will cause a default under those instruments.
In addition to imposing restrictions on the Company’s business and operations, some of its debt instruments include a number of covenants relating to financial ratios and other tests. The Company’s ability to comply with these covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these covenants would result in a default under these instruments. An event of default would permit the Company’s lenders and other debtholders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. Moreover, these lenders and other debtholders would have the options to terminate any obligation to make further extensions of credit under these instruments. If the Company is unable the repay debt to its senior lenders, these lenders and debtholders could proceed against its assets.
Incurring substantial amounts of debt could adversely affect the Company’s financial condition.
Leverage. The Company has and may continue to utilize a leveraged capital structure to, among other things, fund its operations. The Company has issued promissory notes and other forms of debt in connection with past acquisitions and may likely do so in the future. As a result, the Company is, and in the future may be, subject to the risks normally associated with debt financing, including, (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest, (ii) the risk that existing debt (which will not have been fully amortized at maturity) will not be able to be refinanced or that the terms of such refinancings will not be as favorable to the Company, and (iii) the risk that necessary capital expenditures will not be able to be financed on favorable terms or at all.
Risk of Rising Interest Rates. While currently all of the Company’s debt bears interest at a fixed rate, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. By its very nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond the control of the Company. Accordingly, there can be no assurance that such rates will not rise significantly and, consequently, that the Company would be required to pay more interest than is anticipated. A significant increase in market interest rates could jeopardize the Company’s ability to pay required debt service on loans and could possibly result in a default under the loan and/or foreclosure.
Limitations on Debt. The Company’s current Certificate of Incorporation does not contain any limitation on the amount of indebtedness the Company may incur. Accordingly, the Company could become highly leveraged, resulting in an increase in debt service that could increase the risk of default on the Company’s indebtedness.
The Company’s business strategy includes growth through acquisitions, which involve special risks that could increase expenses, and divert the time and attention of management. Difficulties integrating new acquisitions may impose substantial costs and disrupt the Company’s business, which could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.
As part of its business strategy, the Company has in the past acquired veterinary hospitals. The Company expects to continue to acquire animal hospitals. Acquisitions involve a number of special risks and challenges, including:
☐	diversion of management’s attention from the Company’s existing business;

☐	integration of acquired veterinary hospitals and employees into the Company’s existing business, including coordination of geographically dispersed operations, which can take longer and be more complex than initially expected;

☐	dependence on retention, hiring and training of key personnel, including specialists;

☐	loss or termination of employees, including costs associated with the termination of those employees;

☐	dilution of then-current stockholders’ percentage ownership;

☐	dilution of earnings if synergies with the acquired veterinary hospitals are not achieved;

☐	inability to generate sufficient revenue and profitability to offset acquisition or investment costs;

☐	assumption of liabilities of the acquired businesses, including costly litigation related to alleged liabilities of the acquired businesses; and

☐	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.
Acquisitions of veterinary hospitals are inherently risky and create many challenges. Future acquisitions may not achieve the desired objectives. If the Company fails to properly evaluate and execute acquisitions or investments, its financial condition, results of operations, cash flows and prospects may be seriously harmed.
The Company may be unsuccessful in the integration of the acquired businesses that are new to its operations. The process of integration may require a disproportionate amount of the time and attention of management, which may distract management’s attention from its day-to-day duties. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect the Company’s revenue and expenses. In addition, any interruption or deterioration in service resulting from an acquisition may result in a customer’s decision to stop using the Company. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in profitability or an increase in exiting losses. The Company has experienced delays and increased costs in integrating acquired businesses. The Company also could experience delays in converting the systems of acquired businesses into its systems, which could result in increased staff and payroll expense as well as delays in reporting its results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that the Company does not anticipate and could adversely impact its ability to integrate newly acquired operations. For all of these reasons, the Company’s historical record in integrating acquired businesses is not a reliable indicator of its ability to do so in the future. If it is not successful in timely and cost-effectively integrating future acquisitions, it could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.
The termination or failure to renew a lease or sublease for a veterinary hospital facility would require the Company to relocate its hospital to a different facility and make substantial capital expenditures, which could disrupt the Company’s business and adversely impact the Company’s results of operations, cash flows and financial condition.
The majority of the Company’s veterinary hospital facilities are leased or subleased. Certain of these leases or subleases are on a month-to-month basis or do not include a renewal option. The Company may be unable to renew these leases or subleases upon termination or expiration on terms acceptable to the Company or at all. Higher lease costs could adversely impact the Company’s results of operations, cash flows and financial condition. Failure by a lessor or sublessor to renew an existing lease or sublease could require the Company to relocate to a different facility which could disrupt the Company’s business and require the Company to make significant capital expenditures for leasehold improvements which could adversely impact the Company’s results of operations, cash flows and financial condition.
We have recently been served with a lawsuit stemming from the acquisition of a veterinary hospital, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
We have been served in a lawsuit stemming from our December 31, 2006 acquisition of Vetsurg, Inc., a veterinary hospital located in Southern California. The plaintiffs are the former owners of the hospital and have alleged various causes of action under contract and tort. Plaintiffs are seeking monetary damages in excess of $1,000,000 and an unwinding of the acquisition, among other remedies. We intend to vigorously assert all of our available defenses with respect to this matter. We do not believe that it is feasible to predict or determine the final outcome or resolution of the unresolved proceeding. However, a settlement or an adverse resolution of this matter may result in the payment of costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Loss of key personnel could adversely affect our business.
The results of operations of the Company will depend, in part, on its ability to attract and retain highly qualified directors, executive officers, veterinarians and other employees. The Company may not be able to continue to attract and retain highly qualified persons for such positions, which could have a material adverse effect on the Company.
Due to the fixed cost nature of the Company’s business, fluctuations in the Company’s revenue could adversely affect its operating income.
A substantial portion of the Company’s expenses, particularly rent and personnel costs, are relatively fixed costs and are based in part on expectations of revenue. The Company may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in the Company’s revenue. Accordingly, shortfalls in revenue may adversely affect the Company’s operating income.
Demand for certain products and services may decline, which could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and prospects.
The frequency of customer visits to the Company’s animal hospitals may decline. The Company believes that the frequency of visits is impacted by several trends in the industry. Pet-related products, including medication prescriptions, traditionally sold at animal hospitals, have become more widely available in retail stores and other channels of distribution, including the Internet. Client visits may also be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Some professionals in the industry have recommended that vaccinations be given less frequently. The Company’s veterinarians establish their own vaccine protocols. Some of the Company’s veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. If demand for retail products, vaccinations or for the Company’s services generally decline, the frequency of visits may decline which may result in a reduction in revenue, which could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and prospects.
An economic downturn could materially adversely affect the Company’s business and recessionary economic conditions may reduce demand for our services.
The Company’s business may be materially adversely affected by negative trends in the general economy that reduce consumer spending. The Company’s business depends on the ability and willingness of animal owners to pay for its services. This dependence could make the Company more vulnerable to any reduction in consumer confidence or disposable income as compared to companies in other industries that are less reliant on consumer spending, such as the human health care industry, in which a large portion of payments are made by insurance programs. The current financial crises and related economic uncertainty may have a significant impact on our revenue and profitability. Other veterinary care providers similar to the Company have recently reported a decline in demand for their veterinary services due, in part, to present economic conditions. If demand for our veterinary services similarly declines, our operating results will be negatively impacted. In addition, declines in our profitability could result in a charge to earnings for the impairment of goodwill, which would not affect our cash flow but could decrease our earnings, and our stock price could be adversely affected.
Additionally, many of the effects and consequences of the global financial crisis currently are unknown, and may have a material adverse effect on our liquidity and capital resources, including our ability to refinance our existing long-term debt, raise additional capital if needed, the ability of banks to honor draws on our credit facility, and may negatively impact our business and financial results.
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill and could have a material adverse impact on our results of operations and stockholders’ equity.

Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. These impairment assessments may result in a material, non-cash write-down of goodwill. An impairment would have a material adverse impact on our results of operations and stockholders’ equity.
During the fourth quarter of 2008, we recorded a goodwill impairment of $4.0 million and an impairment of $0.6 million of certain long-lived assets at two of our animal hospitals. The factors that caused us to record the impairments were the loss of key veterinarians and increased competition in the area of those animal hospitals. The fair market valuation of the reporting units was based on an income and market approach.
Shortages of skilled veterinarians may cause the Company to experience hiring difficulties which could result in a disruption of its business.
As the pet population continues to grow, the need for skilled veterinarians continues to increase. If the Company is unable to retain an adequate number of skilled veterinarians, the Company may lose customers, its revenue may decline and the Company may need to sell or close animal hospitals. At December 31, 2008, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which the Company operates animal hospitals. During shortages in these regions, the Company may be unable to hire enough qualified veterinarians to adequately staff its animal hospitals, in which event the Company may lose market share and its revenues and profitability may decline.
Currently existing or newly enacted laws and regulations could restrict the Company’s business or result in significant costs and expenses. Any failure to comply with these laws and regulations could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and prospects.
The Company may expand its operations into states which have laws and regulations that prohibit business corporations from providing, or holding themselves out as providers of, veterinary-medical care. In those states, the Company will be unable to provide veterinary services or own veterinary practices. However, if the Company chooses to enter such states, the Company would seek alternative structures for operating in those states, including by providing management and other administrative services to veterinary practices located in these states. Although the Company will seek to structure its operations to comply with veterinary medicine laws of each state in which it operates, given the varying and uncertain interpretations of these laws, it may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect on its operations, particularly if it is unable to restructure its operations to comply with the requirements of that state.
In addition, most states impose various registration requirements on veterinarians and veterinary hospitals. To fulfill these requirements, the Company is required to register each of its facilities with appropriate governmental agencies and, where required, appoint a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in its clinics are required to maintain valid state licenses to practice. Any failure to comply with these laws and regulations could have a material adverse effect on the Company’s operations.
The possible wide spread implementation of pet insurance could adversely affect the Company’s business, operating results and prospects.
The possible wide spread implementation of pet insurance and the Company’s operation under such insurance could impose additional fees and costs upon the Company and reduce the revenue from services and related items. If the Company does not accept such insurance or chooses not to participate in pet insurance programs, it could place it at a competitive disadvantage. Acceptance of pet insurance could result in a reduction in fees or the possible imposition of caps for services. The involvement of insurance companies could also increase various administrative requirements related to the submission and processing of claims resulting in a delay in payments or disputes regarding the terms and amounts of available coverage.

A decrease in the frequency of animal vaccinations could adversely affect the Company’s business, operating results and prospects.
In the summer of 2003, the Centers for Disease Control and Prevention updated a publication on animal vaccinations, which called for less frequent canine revaccinations. The study concluded that some vaccinations remain effective for periods of three to five years, suggesting that veterinarians should decrease the frequency of vaccinations. A decrease in the frequency of revaccinations and the related revenue could adversely affect the Company’s results of operations.
The Company faces increasing competition, including from better-established companies that have significantly greater resources, which places pressure on its pricing and which could prevent the Company from increasing revenue or maintaining profitability.
The market for the Company’s products is intensely competitive and is likely to become even more so in the future. Many of the Company’s potential competitors have substantial competitive advantages, such as:
☐	greater name recognition and larger marketing budgets and resources;

☐	established marketing relationships and access to larger customer bases; and

☐	substantially greater financial, technical and other resources.
As a result, they may be able to respond more quickly and effectively than the Company can to new or changing opportunities or customer requirements. For all of the foregoing reasons, the Company may not be able to compete successfully against its current and future competitors, and its results of operations could be adversely affected.
The Company is subject to local market risks as a result of the geographic concentration of its operations.
The Company’s operations currently are concentrated in the California market. This concentration makes the Company’s business subject to the health of California’s economy, as well as actual or threatened natural disasters (such as earthquakes and fires) which may disrupt the operations of the Company’s veterinarian hospitals, all of which may adversely impact the Company’s financial condition, results of operations, cash flows and prospects.
Risks Related to the Company’s Common Stock
We may not be able to maintain compliance with NASDAQ’s continued listing requirements.
The Company’s Common Stock, units and warrants are presently quoted on the Nasdaq Capital Market (“Nasdaq”) To maintain the Company’s listing on the NASDAQ Capital Market, it must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement, (ii) a requirement to maintain either (a) $2.5 million minimum stockholders’ equity, (b) $500,000 minimum annual net income or (c) $35 million minimum market value of listed securities, and (iii) a majority of independent directors. The Company’s stock price has been below the $1.00 minimum bid requirement since November 19, 2008. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within six months following the date of the notice letter by maintaining a minimum bid closing price of at least $1.00 for ten consecutive business days. However, NASDAQ has temporarily suspended the $1.00 minimum bid requirement, through April 17, 2009. The minimum bid requirement is scheduled to be reinstated on April 20, 2009. If NASDAQ reinstates the $1.00 minimum bid price requirement on April 20, 2009 as scheduled and, thereafter, the closing bid price for our common stock is below $1.00 per share for 30 consecutive days, then we will not be in compliance with NASDAQ’s continued listing requirements and will receive a notice letter from NASDAQ stating that we will be delisted if we do not regain compliance. In order to regain compliance with the minimum price requirement, the Company would have to attain a stock price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ; however, NASDAQ may in its discretion require that we maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days. In addition, if we must record significant impairment or other charges, the Company may have difficulty maintaining its NASDAQ Capital Market listing due to the stockholders’ equity requirement. If the Company is unsuccessful in maintaining its NASDAQ listing, then trading in its Common Stock after a delisting would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the Over-The-Counter Bulletin Board and could also be subject to additional restrictions. There can be no assurance that the Company will meet the continued listing requirements for the NASDAQ Capital Market, or that it will not be delisted from the NASDAQ Capital Market in the future. The delisting of the Company’s Common Stock could have a material adverse effect on the trading price, liquidity, value and marketability of its Common Stock. In addition, certain of the Company’s outstanding convertible notes provide that the holder may demand payment in full upon the delisting of its Common Stock from NASDAQ.
The Company’s stock may be a penny stock. Trading of the Company’s stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.
The Company’s stock may be a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company’s equity securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade the Company’s securities. The Company believes that the penny stock rules discourage investor interest in, and limit the marketability of, its equity securities.
In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s equity securities, which may limit your ability to buy and sell the Company’s equity securities.
The market prices of the Company’s securities are likely to be highly volatile and subject to wide fluctuations.
The market price of the Company’s Common Stock, units and warrants could be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond the Company’s control, including changes in government regulations and changes in general economic conditions.

In addition, the market prices of the Company’s securities could be subject to wide fluctuations in response to a number of additional factors, including:
☐	announcements of new products or services by its competitors;

☐	demand for its services;

☐	changes in the pricing policies of its competitors; and

☐	changes in government regulations.
The amount of stock held by executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of March 15, 2009, executive officers, directors and affiliates of the Company owned approximately 55% of the Company’s voting stock. In addition, certain of these stockholders are parties to a Board Voting Agreement pursuant to which they have each agreed for three years following the consummation of the Merger to vote shares beneficially owned by them for the election to the Company’s board of directors of (a) Robert Wallace, for so long as Mr. Wallace owns two percent or more of its fully diluted shares, (b) five designees named by the Stockholders’ Representatives pursuant to the Merger Agreement, one of whom shall be the designee of Galen Partners IV LP or its affiliates who shall serve as non-executive Vice Chairman of the Company’s Board of Directors, and (c) four designees named by Echo’s initial stockholders, one of whom shall include Gene Burleson.
These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of the Common Stock or prevent stockholders from realizing a premium over the market price for their shares of Common Stock.
If the Company’s existing stockholders exercise their registration rights, it may have an adverse effect on the market price of the Company’s Common Stock.
Certain stockholders are parties to registration rights agreements which entitle them to require the Company to register the resale of their shares of common stock under certain circumstances. Galen, Camden and certain of our directors and executive officers are among the parties to registration rights agreements with the Company. If the Company’s existing stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be significantly more shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of the Company’s common stock.
The exercise of the Company’s outstanding warrants and/or conversion of the Company’s outstanding convertible securities will result in a dilution of the Company’s current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of the Company’s shares.
The conversion or exercise of some or all our convertible debt obligations and warrants could significantly dilute the ownership interests of our existing stockholders. The currently outstanding 12% Senior Notes are convertible into 650,000 shares of Common Stock. In addition, the 12% Senior Notes provide that the 12% interest due thereon shall be paid in additional 12% Senior Notes. These additional 12% Senior Notes are also convertible into Common Stock at $10.00 per share.
The Company had outstanding warrants to purchase an aggregate of 8,628,313 shares of Common Stock as of March 27, 2009, including (i) 458,331 warrants issued in a private placement to certain founding stockholders of Echo concurrently with the initial public offering of Echo, convertible into shares of the Company’s Common Stock at $6.00 per share, and (ii) 15,000,000 warrants issued in connection with the private placement of the 12% Senior Notes.

To the extent the warrants are exercised, additional shares of the Company’s Common Stock will be issued, which will dilute existing stockholders and increase the number of shares eligible for resale in the public market. In addition, Morgan Joseph & Co. Inc. also holds an option to purchase up to 312,500 units of the Company identical to the units sold in Echo’s initial public offering at $10.00 per unit. Additionally, the issuance of up to 1,349,294 shares of the Company’s Common Stock upon exercise of outstanding warrants originally issued by PVGI and up to 530,259 shares issuable upon conversion of convertible debentures originally issued by PVGI, as well as stock options and other awards pursuant to the Company’s incentive plans, will further dilute the Company’s existing stockholders’ voting interest. In addition to the dilutive effects described above, the conversion or exercise of those securities would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Company’s shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
We lease our corporate headquarters facility in Brentwood, Tennessee, pursuant to a lease expiring in 2012. As of February 2009, we also own or lease numerous facilities relating to our operations in California. These facilities consist primarily of veterinary hospitals. We have a facility being offered for sale. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.
Item 3. Legal Proceedings.
We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.
We have been served in a lawsuit stemming from our December 31, 2006 acquisition of Vetsurg, Inc., a veterinary hospital located in Southern California. The plaintiffs are the former owners of the hospital and have alleged various causes of action under contract and tort. Plaintiffs are seeking monetary damages in excess of $1,000,000 and an unwinding of the acquisition, among other remedies. We intend to vigorously assert all of our available defenses with respect to this matter. We do not believe that it is feasible to predict or determine the final outcome or resolution of the unresolved proceeding. However, a settlement or an adverse resolution of this matter may result in the payment of costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Item 4. Submission of Matters to a Vote of Security Holders.
At our Annual Meeting of Stockholders held on November 18, 2008, our stockholders voted on the following matters:
1.	The election of eight directors, each for a term expiring at the next Annual Meeting or until their successors are duly elected and qualified.

2.	The ratification of the selection of SingerLewak LLP as our independent registered public accounting firm for 2008.
All of the director nominees were elected based on the following votes:

Name	Votes For	Withheld
Ri Gene Burleson	16,885,908	2,987,906
Gary A. Brukardt	16,888,238	2,985,576
Steven T. Johnson	16,888,238	2,985,576
Richard Johnston	19,231,191	642,623
Joel Kanter	15,606,656	4,267,158
Richard O. Martin	17,428,515	2,445,299
J. David Reed	19,214,615	659,199
Zubeen Shroff	17,148,753	2,725,061
The selection of SingerLewak LLP as our independent registered public accounting firm for 2008 was ratified based on the following votes:

For	Against	Abstain
19,331,802	542,012	0
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On May 29, 2008, our common stock, warrants and units commenced trading on the NASDAQ Capital Market under the symbols “VETS,” “VETSW” and “VETSU,” respectively. Until May 29, 2008, our units, common stock and warrants traded on the OTC Bulletin Board under the symbols “PDXC.OB,” “PDXCW.OB” and “PDXCU.OB,” respectively.
The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales prices of our common stock, warrants and units as reported on the OTC Bulletin Board and on the NASDAQ Capital Market for the respective periods presented.

	Common Stock		Warrants		Units
2008	High	Low	High	Low	High	Low
Fourth Quarter	$3.01	$0.08	$0.25	$0.01	$4.00	$0.16
Third Quarter	$4.23	$1.00	$0.54	$0.16	$4.40	$2.00
Second Quarter	$4.78	$3.30	$0.65	$0.36	$4.85	$4.30
First Quarter	$7.85	$3.74	$1.12	$0.40	$8.20	$4.05

	Common Stock		Warrants		Units
2007	High	Low	High	Low	High	Low
Fourth Quarter	$8.04	$7.55	$1.23	$0.55	$9.24	$8.20
Third Quarter	$7.81	$7.65	$1.04	$0.87	$8.80	$8.50
Second Quarter	$7.82	$7.61	$1.17	$0.93	$8.80	$8.45
First Quarter	$7.69	$7.46	$1.05	$0.79	$8.65	$8.30

On March 23, 2009, the last reported sales price on the NASDAQ Capital Market for our common stock was $0.24 per share; for our warrants was $0.01 per warrant; and for our units was $0.02 per unit.
Stockholders
As of March 23, 2009, there were approximately 77 holders of record of our common stock.
Dividends
We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors.
Item 5, Part II
EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2008 regarding equity compensation plans approved and not approved by stockholders.

	(A)	(B)	(C)
	Number of Securities to	Weighted-Average	Number of Securities Remaining
	be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise	Outstanding	Under
	of Outstanding	Options,	Equity Compensation Plans
	Options,	Warrants and	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Rights	Column A)
Equity Compensation Plans Approved by Security Holders	3,052,808 (1)	$4.90 (1)	1,752,367
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,052,808	$4.90	1,752,367

(1)	Includes options to purchase an aggregate of 1,377,774 shares, at a weighted-average exercise price of $5.31, granted under the XLNT Veterinary Care, Inc. 2004 Stock Option Plan (the “Plan”) which was assumed by the Company in connection with the Merger.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following should be read in conjunction with our consolidated financial statements and the related notes.
Overview
Merger with Pet DRx Veterinary Group, Inc.
     Pursuant to the Merger Agreement, on January 4, 2008, a wholly-owned subsidiary of Echo merged with and into PVGI, with PVGI surviving as a wholly-owned subsidiary of Echo. In conjunction with the Merger, Echo changed its name to Pet DRx Corporation. As a result of the Merger, the Company received approximately $36.4 million in proceeds from capital that was raised through the initial public offering of Echo in 2006, net of certain costs incurred in connection with completing the Merger.
     The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. See Note 5 to the consolidated financial statements. Accordingly, following the Merger, the consolidated financial statements of the Company depict the operating results of PVGI, including the acquisition of Echo from the date of the consummation of the Merger, and include the historical financial statements from prior year periods of PVGI without regard for the financial statements of Echo for such prior periods. All common stock share amounts for all periods presented have been adjusted to reflect the Merger, except where noted. Acquisition expenses incurred by PVGI were recorded as equity and those incurred by Pet DRx were charged to expense.
General
     The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of December 31, 2008, we owned and operated twenty-three veterinary hospitals located in northern and southern California. Our hospital operations are conducted by our subsidiaries.
     Our hospitals offer a full range of general medical treatment for companion animals, including (i) preventative care, such as vaccinations, examinations, spaying/neutering, and dental care, and (ii) a broad range of specialized diagnostic and medical services, such as x-ray, ultra-sound, internal medicine, surgery, cardiology, ophthalmology, dermatology, oncology, neurology and other services. Our hospitals also sell pharmaceutical products, pet food and pet supplies.
     We intend to grow and enhance our profitability by expanding same-store revenue and capitalizing on economies of scale and cost reduction efficiencies and by acquiring established veterinary practices in select regions throughout the United States.

Business Strategy
     Our objective is to deliver a broad scope of high-quality services to our customers through a “hub and spoke” network of veterinary hospitals within select local markets. Specifically, we offer, through specialty and emergency hospitals (“hubs”), a wide range of medical, diagnostic and specialty-medical services and use the traditional smaller general practices as “spokes” to feed to the “hub” units patients requiring more specialized services than a general practice is equipped to provide. We pursue the following strategies to achieve our objectives:
☐	recruit and retain top veterinary professionals;

☐	provide high quality veterinary care to our customers;

☐	pursue acquisitions of additional veterinary hospitals, with a focus on continuing to develop “hub and spoke” networks that will improve customer service;

☐	increase veterinary hospital visits through advertising, market positioning, consumer education, wellness programs and branding;

☐	increase veterinary hospital margins through same-store revenue growth and cost savings realized through consolidated purchasing arrangements for high volume items such as food and medical supplies and generally lower costs through economies of scale;

☐	increase veterinary hospital productivity through professional development and training, integration of performance data collection systems, application of productivity standards to previously under-managed operations and removal of administrative burdens from veterinary professionals; and

☐	capture valuation arbitrage differentials between individual practice value and larger consolidated enterprise value.
Seasonality
     The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is slightly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm and ticks, and the number of daylight hours. The seasonality we experience at our clinics varies throughout the year depending on the geographic region of those locations. Our clinics in the desert region of California experience their highest sales volume in the winter months. However, revenue may be impacted significantly from quarter to quarter by natural disasters, such as earthquakes, landslides and fires, and other factors unrelated to such adverse events, such as changing economic conditions.
Overview of Our Financial Results
(Results discussed relate to continuing operations unless stated otherwise)
     Fiscal 2008 was a year of great changes and challenges for the Company. Following the completion of the Merger, we developed and expanded our management team and began to focus on operational initiatives within our animal hospitals. In response to the challenges resulting from the current recessionary-like economy, we centralized purchasing and made efforts to align our staff costs appropriately.
     We have also continued to monitor the operational challenges at some of our hospitals and have implemented new plans to improve our overall financial performance at those hospitals. In the fourth quarter of 2008, management made the decision and completed the closure of our South Bay facility, which had incurred a permanent reduction in revenues from increased competition and the loss of key veterinarians.

Additionally, to streamline operations, we merged six of our animal hospitals into three during the year and we believe these efforts will generate positive future results through reduction in duplicate costs.
     We acquired Valley Animal Medical Center (“Valley Animal”) on July 1, 2008, which now gives the Company a significant position and an enhancement in its “hub and spoke” strategy in the Coachella Valley region in California.
     Net revenue and net loss per share are key measurements of our financial results. For the year 2008, net revenue was $68.3 million, an increase of 13.3% over net revenues in 2007. The net loss for 2008 of $19.4 million was a increase of $7.1 million, or 57.1%, over 2007. Basic and diluted net loss per share was $(0.83) for the year ended December 31, 2008 versus $(3.00) at December 31, 2007.
     The revenue increase in 2008 from 2007 was primarily due to the acquisition of five veterinary hospitals during the first quarter of 2007 and one acquisition in the third quarter of 2008. The increase in net loss and loss per share was primarily a result of expenses associated with relocating the Company’s headquarters from San Jose, California to Brentwood, Tennessee, developing a new executive and corporate staff in Brentwood, and recognizing the loss related to the impairment of goodwill and intangible assets. Additionally, the Company incurred increased interest expense as a result of one-time charges taken in conjunction with pre-paying the Fifth Street loans.
     For the year ended December 31, 2007, net revenue was $60.3 million, an increase of 245.6% over 2006. Revenues increased primarily due to the purchase of fourteen hospitals in 2006 and the additional 5 hospitals acquired in the first quarter of 2007. Basic and diluted net loss per share was $(3.00) for the year ended December 31, 2007 versus a loss of $(0.53) at December 31, 2006. The net loss for the year ended December 31, 2007 was $12.4 million, an increase from 2006 of 561.9%, primarily as a result of expenses associated with the merger with Echo and the increased expenses associated with expanding the animal hospital administrative operations to support the increased acquisitions.
     Cash used in operations for 2008 was $11.7 million compared to cash used in 2007 of $2.6 million. The use of cash in 2008 was primarily due to the pay down of approximately $10.0 million of working capital deficit of PVGI on the date of the Merger. Cash used in investing activities during 2008 was principally for the acquisition of Valley Animal on July 1, 2008 and for purchases of property and equipment for our various animal hospitals. Cash provided from financing activities was principally from the $36.4 million of net proceeds from the IPO that were received as a result of the merger with PVGI, which was partially offset by the $16.2 million payoff of the Fifth Street loans.
     Cash used in operations for 2007 was $2.6 million compared to cash used during 2006 of $0.9 million. The use of cash in 2007 was due primarily to the increase in corporate selling, general, and administrative expenses attributable to professional expenses associated with the merger with Echo, and in the increased expenses associated with developing the corporate staff. The principal use of our cash for investing activities was for the acquisition of six veterinary hospitals during the year, including the South Bay facility. Cash was provided from financing activities principally by the issuance of $14.9 million from the loans with Fifth Street and $13.6 million from the issuance of Series B convertible stock.
     We had a working capital deficit of $7.2 million at December 31, 2008 as compared to working capital deficit of $10.0 million at December 31, 2007. The December 31, 2008 working capital was favorably impacted by the $36.4 million of net proceeds received from the Merger.

Results of Our Operations
Fiscal year 2008 compared to fiscal year 2007
(in millions, except percentages)
Revenue
Continuing Operations:

	For The Years Ended
	December 31,
			%
	2008	2007	Change
Revenue	$68.3	$60.3	13.3%
     Revenues increased $8.0 million, or 13.3%, during 2008 as compared to 2007. The revenue increase was due to having twelve months of revenue in 2008 from the five veterinary hospitals acquired in the first quarter of 2007 (not including South Bay) as well as six months of results from Valley Animal, which was acquired in July 2008, as summarized below:

	Comparative Analysis
			%
	2008	2007	Change
Same-store revenue (1)	$37.5	$37.5	(0.2)%
Net acquired revenue (2)	30.8	22.8	35.5%

Total	$68.3	$60.3	13.3%

(1)	Same-store revenue was calculated using animal hospital operating results for the animal hospitals that we owned as of January 1, 2007.

(2)	Net acquired revenue represents the revenue from those five animal hospitals acquired after January 1, 2007 (not including South Bay). Fluctuations in net acquired revenue occurred due to the volume, size and timing of acquisitions.
     Same-store revenues remained fairly consistent year over year, with a slight decrease in overall foot traffic to our clinics; however, revenue per invoice slightly increased, which partially offset the decrease in foot traffic.

Discontinued Operations:

	For The Years Ended
	December 31,
			%
	2008	2007	Change
Revenue	$1.3	$2.2	(42.0)%
     Revenues decreased $0.9 million, or 42.0%, during 2008 as compared to 2007. The revenue decrease was primarily due to a loss of key veterinarians coupled with increased competition in the area of South Bay. Management made the decision to close South Bay in the fourth quarter of 2008. See Note 17 in the notes to the consolidated financial statements for further discussion on South Bay.
Direct Costs
Continuing Operations:

	For The Years Ended
	December 31,
			%
	2008	2007	Change
Total direct costs	$64.5	$56.5	14.3%
Gross Margin as a percentage of total net revenue from continuing operations	5.5%	6.4%
     Direct costs increased $8.1 million, or 14.3%, in 2008 as compared to 2007 primarily due to the Company having a full twelve months of direct costs incurred in 2008 related to the 5 acquisitions that were made in the first quarter of 2007 (not including South Bay) and to the acquisition of Valley Animal, which was purchased in July 2008.
     Same-store direct costs decreased $0.8 million year over year partially as a result of the Company centralizing its purchasing of medical and pet supplies during 2008, which allowed the Company to begin realizing advantageous pricing from economies of scale. Further decreasing same-store direct costs was a decrease in hospital staff costs as the Company merged six of its existing animal hospitals into three locations, which allowed the Company to avoid certain duplicative costs within hospitals in similar geographic regions.

     Discontinued Operations:

	For The Years Ended
	December 31,
			%
	2008	2007	Change
Total direct costs	$1.9	$2.6	(29.2)%
Gross Margin as a percentage of net revenue from discontinued operations	(43.4)%	(17.7)%
     Direct costs from discontinued operations decreased $0.8 million, or 29.2%, in 2008 as compared to 2007. The decrease in direct costs year over year was primarily due to the timing of the closure of the facility, which occurred in early November 2008. Further reducing direct costs were lower payroll costs after the loss of key veterinarians in 2007, lower cost of goods sold due to the centralization of purchasing in 2008, and no amortization expense from intangible assets being incurred in 2008 since the Company recorded a one-time impairment charge in 2007 to write-off the full value of the intangible assets.
Selling, General and Administrative

	For The Years Ended
	December 31,
			%
	2008	2007	Change
Selling, general and administrative	$19.0	$12.7	50.1%
As a percentage of total net revenue from continuing operations	27.9%	21.0%
     The increase is selling, general and administrative of $6.4 million or 49.9% for 2008 over 2007, was largely due to the $4.6 million one-time impairment charge recorded for goodwill and intangibles at two of our hospitals. Further increasing our expenses were duplicative staff costs incurred during the first quarter of 2008 as the Company moved its headquarters to Brentwood, Tennessee from San Jose, California, the build-out of the Company’s infrastructure as a result of the Merger and our public company reporting responsibilities, the $0.5 million non-cash impairment charges taken in the third and fourth quarter of 2008 related to the Assets Held for Sale, and increased non-cash stock compensation expense, offset by the substantial decrease in professional fees that were largely incurred in 2007 in preparation for the Merger.
     In 2007, the Company also had recorded a $3.7 million one-time impairment charge for the goodwill and intangibles assets at South Bay, which has been recorded in the loss from discontinued operations in the accompanying consolidated statement of operations.

Interest income

	For The Years Ended
	December 31,
			%
	2008	2007	Change
Interest income	$0.3	$0.1	192%
As a percentage of total net revenues from continuing operations	0.5%	0.2%
     Interest income in 2008 was $0.3 million compared to $0.1 million in 2007, resulting from larger cash balances on hand at banking institutions in the first half of 2008 as a direct result of the $36.4 million in net proceeds received through the Merger in January 2008.
Interest Expense

	For The Years Ended
	December 31,
			%
	2008	2007	Change
Interest expense	$4.6	$3.8	18.4%
As a percentage of total net revenues from continuing operations	6.7%	6.4%
     Interest expense increased by $0.7 million in 2008 compared to 2007, which was primarily attributable to one-time charges incurred in 2008 related to the Company paying off all loans with Fifth Street in June 2008, including a $1.4 million charge to interest expense to eliminate the debt discounts associated with the loans, a $0.2 million charge related to the write-off of the debt amendment costs incurred in February 2008, and a $0.2 million charge to interest expense resulting from a prepayment penalty that was incurred on the payoff of the $12 million loan. These costs were partially offset by lower interest expense in 2008 on the outstanding principal of the Fifth Street loans themselves due to the payoff in June 2008 as well as lower interest expense incurred on the convertible notes that were outstanding as of 2007, as approximately $8.3 million of the outstanding notes were converted to common stock in conjunction with the Merger.
Fiscal year 2007 compared to fiscal year 2006
(in millions, except for percentages)
Revenue
Continuing Operations:

	For The Years Ended
	December 31,
			%
	2007	2006	Change
Revenue	$60.3	$17.4	246%

     Revenues increased $42.9 million, or 246%, during 2007 as compared to 2006. The revenue increase was primarily due to the revenues associated with the nineteen veterinary hospitals (not including South Bay) acquired subsequent to January 1, 2006 as summarized below:

	Comparative Analysis
			%
	2007	2006	Change
Same-store revenue (1)	$12.1	$11.3	7%
Net acquired revenue (2)	48.2	6.1	690%

Total	$60.3	$17.4	246%

(1)	Same-store revenue were calculated using animal hospital operating results for the six animal hospitals that we owned for the full 12 months from the beginning of each applicable period.

(2)	Net acquired revenue represents the revenue from those nineteen animal hospitals acquired on or after January 1, 2006. Fluctuations in net acquired revenue occurred due to the volume, size and timing of acquisitions.
     Same-store revenue growth resulted from both increased visits and pricing. Prices were reviewed periodically throughout the year for each hospital and adjustments were made based on market considerations, demographics and our costs.
Discontinued Operations:

	For The Years Ended
	December 31,
			%
	2007	2006	Change
Revenue	$2.2	$—	—%
     Revenues increased $2.2 million, during 2007 as compared to 2006. The revenue increase was due to South Bay being acquired in February 2007.
Direct Costs
Continuing Operations:

	For The Years Ended
	December 31,
			%
	2007	2006	Change
Total direct costs	$56.5	$15.5	264%
Gross Margin as a percentage of total net revenue from continuing operations	6.4%	11.1%
     Direct costs increased $41.0 million, or 264%, in 2007 as compared to 2006. The increase in direct costs was primarily due to the costs associated with the nineteen veterinary hospitals acquired since January 1, 2006.
Discontinued Operations:

	For The Years Ended
	December 31,
			%
	2007	2006	Change
Total direct costs	$2.6	$—	—%
Gross Margin as a percentage of net revenue from discontinued operations	(17.7)%	—%
     The increase in direct costs related to discontinued operations was due to South Bay being acquired in February 2007.
Selling, General and Administrative

	For The Years Ended
	December 31,
			%
	2007	2006	Change
Selling, general and administrative	$12.7	$3.4	278%
As a percentage of total net revenue from continuing operations	21.0%	18.9%

     Selling, general and administrative expenses increased by $9.3 million or 278% for 2007 compared to 2006, resulting primarily from increases in corporate staff and costs of accounting fees associated with closing the Merger.
     We expanded our corporate executive, administrative and accounting staff as a result of the acquisitions that occurred during 2007. The increase in the accounting staff, to a large part, was done through the use of temporary workers and consultants, which resulted in a higher cost than if it had been done through permanent staff. In total, the increase in the corporate salaries, including benefits and the cost of consultants and temporary workers, was $3.7 million over the comparable period in 2006.
     In order to complete the Merger, we incurred professional fees expense for the audits of twenty-one of our veterinary hospital for periods of up to three years prior to our acquisition. The cost of the audits of our consolidated results for 2004, 2005 and 2006 and the quarterly reviews of the 2007 consolidated results accounted for $3.2 million of the $9.3 million increase in selling, general and administrative expenses over the comparable period in 2006.
     In 2007, the company also had recorded a $3.7 million one-time impairment charge for the goodwill and intangibles assets at South Bay, which has been recorded in the loss from discontinued operations in the accompanying consolidated statement of operations.
Interest income

	For The Years Ended
	December 31,
			%
	2007	2006	Change
Interest income	$0.1	$0.5	(77.6)%
As a percentage of total net revenues from continuing operations	0.2%	3.0%
     Interest income in 2007 was $0.1 million compared to $0.5 million in 2006, resulting from lower cash balances on hand at banking institutions.
Interest Expense

	For The Years Ended
	December 31,
			%
	2007	2006	Change
Interest expense	$3.8	$1.0	304%
As a percentage of total net revenues from continuing operations	6.4%	5.4%
     Interest expense increased by $2.8 million in 2007 compared to 2006, primarily attributable to $1.3 million in interest expense incurred on the $16.0 million of Fifth Street loans that we issued in 2007 and the $0.6 million of interest expense from the amortization of the debt discounts associated with the warrants issued in connection with those loans. In addition, our acquisitions of the fifteen veterinary hospitals acquired subsequent to October 1, 2006 were financed, in part, by $13.8 million of seller term and convertible debt, which had related interest expense of $0.8 million in 2007.
Liquidity and Financial Condition
(Results discussed relate to continuing operations unless stated otherwise)
Summary
     On January 4, 2008, the Company had cash and cash equivalents of $2.0 million and received net proceeds of $36.4 million as a result of the merger with PVGI. The following uses of cash decreased our cash balance to $1.7 million at December 31, 2008:
•	$10.0 million of the net proceeds were immediately used to fund the working capital deficit of PVGI at the date of Merger;

•	In June 2008, the Company used $16.2 million to prepay its outstanding mezzanine debt balance with Fifth Street and related fees;

•	In July 2008, the Company used $3.0 million for the acquisition of Valley Animal; and

•	$2.2 million for purchases of property and equipment during the year.
     The remainder of the decrease was due to net cash operating losses and monthly debt service payments during the year.
Cash Flows from Operating Activities
     Our largest source of operating cash flows is cash collections from our customers for purchases of veterinary healthcare services. We usually receive payment at the time of service. Our primary uses of cash for operating activities include compensation for hospital and corporate personnel, facility related expenditures including purchases of inventory, and costs associated with outside support and services.
     Cash used in operating activities was $11.7 million, $2.6 million, and $0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.
     Cash used in operating activities during 2008 of $11.7 million was impacted by a $19.4 million net loss from continuing operations and a $4.7 million decrease in accounts payable as the Company used a portion of the proceeds received from the Merger with XLNT to pay off its working capital deficit buildup from the prior year.

Offsetting these amounts were non-cash expenses of $2.5 million for depreciation and amortization, $1.9 million of amortization from debt discounts associated primarily with the Fifth Street loans that were paid off in June 2008, and $1.6 million for share-based compensation expense, as well as a $1.2 million increase in accrued payroll and other expenses due to higher wages and workers compensation liabilities at the end of 2008.
     The $2.6 million of net cash used in operating activities for 2007 resulted from the $12.4 million net loss, $0.8 million increase in prepaid expenses and other assets, $0.4 million decrease in inventory, and $0.3 million increase in taxes payable, which were substantially offset by $5.2 million and $3.1 million increases in accounts payable and accrued payroll and other expenses, respectively, as PVGI was building up a working capital deficit prior to the Merger and $1.7 million of non-cash expenses for depreciation and amortization.
     Cash used in operating activities in 2006 of $0.9 million resulted primarily from a net loss of $1.9 million for the year, partially offset by noncash charges of depreciation and amortization of $0.5 million and increases in accrued liabilities and accounts payable of $0.6 million and $0.2 million, respectively.
Cash Flows from Investing Activities
     Cash used in investing activities was $5.5 million, $24.5 million, and $14.9 million in 2008, 2007 and 2006, respectively.
     Cash used in investing activities in 2008 of $5.5 million was mainly due to the $3.0 million used for the acquisition of Valley Animal in July 2008 as well as $2.1 million spent on capital expenditures at the various animal hospitals.
     Cash used in investing activities for 2007 was attributable to the acquisition of five veterinary hospitals for $14.3 million plus $2.5 million for South Bay, payments of $3.9 million related to prior year acquisitions and the purchases of $5.0 million of property and equipment, including the purchase and installation of practice management systems at twenty-two of our hospitals. Offsetting this cash used in investing activities were the proceeds of $1.2 million from the sale of a building in December 2007.
     Cash used in investing activities for 2006 primarily included $13.3 million for the acquisition of fourteen veterinary hospitals and $1.7 million for the purchase of property and equipment.
Cash Flows from Financing Activities
     Cash provided by financing activities was $17.0 million, $25.1 million, and $15.9 million in 2008, 2007 and 2006, respectively.
     Cash provided by financing activities in 2008 of $17.0 million was a result of the $36.4 million of net proceeds received in the Merger with PVGI, offset by $18.6 million of payments made on term loans, including $16.2 million used to prepay the Fifth Street loans in June 2008, as well as monthly capital lease payments.
     Cash provided by financing activities in 2007 principally consisted of the issuance of preferred stock and debt financing. In February 2007, PVGI completed the issuance of 25,007 shares of a Series B convertible preferred stock offering for cash proceeds of $13.6 million, net of issuance costs of $1.5 million. In 2007, PVGI received net proceeds of $14.9 million from the issuance of two loans with Fifth Street. These proceeds were partially offset by $3.4 million of principal payments on term loans and capital leases.
     Cash provided by financing activities in 2006 principally consisted of the issuance of preferred stock. In the first quarter of 2006, PVGI issued 6,060,703 shares of Series A convertible preferred stock for cash proceeds of $17.3 million, net of issuance costs paid in cash of $1.8 million. Offsetting these net proceeds was the payment of $0.7 million for the repurchase of preferred stock and common stock warrants in the first quarter of 2006 and $0.7 million of principal payments on term loans outstanding.

Cash Flows from Discontinued Operations
     Cash used in discontinued operations was primarily due to a $0.5 million build-up in accounts payable at the end of the year offset by a $0.6 million net loss. In 2007, there was a small increase in cash driven by a $0.6 million increase in accounts payable and accrued liabilities as well as the non-cash charge of $3.7 million for the impairment of goodwill and intangible assets, which offset the $4.1 million net loss from discontinued operations for that year. There were no discontinued operations in 2006.
Secured Financing
     On January 21, 2009, the Company entered into a purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell up to $6.5 million of senior secured convertible notes in a private placement offering, with warrants to purchase up to 15,000,000 shares of the Company’s common stock upon shareholder approval. The convertible notes are secured by a lien on substantially all of the Company’s assets. The Company sold the first $3 million of the convertible notes on January 21, 2009, along with warrants to purchase 6,923,077 shares of common stock to Galen Partners and Camden Partners, the lead investors.
     On February 4, 2009, the Company sold and issued to certain accredited investors, convertible notes worth an aggregate purchase price of $2.5 million in principal along with warrants to purchase 5,769,230 shares of common stock. The investors participating in the second closing, among others, were certain board members and executive officers of the Company.
     On March 27, 2009, the Company sold and issued to certain employees of the Company as well as investors from the second closing convertible notes worth an aggregate purchase price of $1.0 million in principal along with warrants to purchase 2,307,693 shares of common stock.
     The convertible notes have a maturity date of January 21, 2013 and bear interest at 12% per annum, which is payable by increasing the principal amount of the notes semi-annually beginning on June 30, 2009. The notes convert at a rate of $10 per share; however, if the notes are repaid either at maturity or before then, the outstanding principal, unpaid accrued interest, and a premium of 184% of the original principal amount is due, which was based on how many holders of the Company’s existing notes issued in connection with previous veterinary hospital acquisitions agreed to a note amendment providing for a payment moratorium if the Company fails to generate specified levels of cash flow from operations during any fiscal quarter in 2009. The holders of the notes issued in the private placement may require the Company to redeem the notes at the outstanding principal amount plus the applicable premium if either there is a change of control as defined by the notes or if the Company fails, on or before October 31, 2009, to obtain stockholder approval of the issuance of common stock issuable under the notes and warrants.
     The warrants, upon shareholder approval to issue common stock upon the exercise of the warrants, will be exercisable at $0.10 per share, or, if the Company issues additional common stock or common stock equivalents at a lower price, they would be exercisable at that lower price. The Company has the right to redeem the warrants at any time for a price equal to 12.5 times the exercise price, less the exercise price. If the Company’s shareholders do not approve the issuance of common stock underlying the warrants on or before October 31, 2009, or if an “event of default” (as defined by the notes) occurs prior to the date of such approval, then the holders of the warrants have the right to force redemption at a price per warrant equal to the average market price of the Company’s common stock for the five trading days ending October 31, 2009, less applicable exercise price. The warrants have an expiration date of January 21, 2016.
Off-Balance Sheet Arrangements

     As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Debt Covenants
Huntington Loan
     On March 30, 2009, the Company entered into the Amended and Restated Business Loan Agreement (the “First Amendment”) dated as of March 30, 2009. The First Amendment waives the Company’s default of the prior covenants as of December 31, 2008, as well as through March 31, 2009. In addition, all future financial covenant requirements have been removed through the term of the loan.
     Under the terms of the First Amendment, the Company is required to accelerate and make a $0.3 million principal payment on April 1, 2009 and then pay the remaining $1.1 million of principal over eighteen ratable monthly payments commencing on July 1, 2009 and ending on December 1, 2010. There was no change to the interest rate of the note. Additionally, upon execution of the First Amendment, the Company was required to pay a $100,000 restructuring fee and will be required to pay an additional restructuring fee of $150,000 on December 1, 2010. In addition to the restructuring payments, the Company also agreed to issue Huntington 250,000 warrants at an exercise price of $0.10 per share and to cancel the 78,614 current outstanding warrants with Huntington that had a exercise price of $2.72.
12% senior notes
     The Company’s 12% senior notes contain numerous covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to declare cash dividends, to create liens or other encumbrances, to sell (or otherwise dispose of assets, and to merge or consolidate with other entities. See the risk factor “The Company’s debt instruments may adversely affect its ability to run its business” in Part I, Item 1A, of this Form 10-K. The 12% senior notes also impose certain affirmative covenants upon the Company.
     For example, the holders of the 12% senior notes may require the Company to redeem the notes at the outstanding principal amount plus the applicable premium, which is 184%, if the Company fails, on or before October 31, 2009, to obtain stockholder approval of the issuance of common stock issuable under the 12% senior notes and warrants. If the Company’s stockholders do not approve the issuance of common stock issuable under the notes and warrants on or before October 31, 2009, or if an “event of default” (as defined in the 12% senior notes) occurs prior to the date of such approval, then the holders of the warrants have the right to force redemption at a price per warrant equal to the average market price of the Company’s common stock for the five trading days ending October 31, 2009, less the applicable exercise price.
     The Company’s failure to comply with the covenants contained in these debt agreements could permit acceleration of certain amounts of the Company’s indebtedness. Certain of the Company’s debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. As of March 31, 2009, the Company was in compliance with the requirements of all applicable financial covenants under the Company’s debt agreements. See the risk factor “The Company may not be able to pay its obligations with respect to its 12% Senior Notes upon maturity, prepayment or redemption” in Part I, Item 1A, of this Form 10-K.
Quarterly Results
     The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2007 and ending December 31, 2008 (in thousands, except per share):

	2008 Quarter Ended				2007 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenue	$16,102	$17,299	$17,498	$17,396	$15,874	$17,134	$16,956	$10,323
Hospital Contribution Margin	(417)	971	1,403	1,817	887	1,789	844	316
Operating loss from continuing operations	(8,011)	(2,718)	(2,559)	(1,974)	(2,503)	(1,930)	(2,120)	(2,291)
Operating loss from discontinued operations	(202)	(156)	(129)	(86)	(3,767)	(319)	(42)	63
Net loss	(8,584)	(3,172)	(5,237)	(3,028)	(7,266)	(3,364)	(3,267)	(2,534)
Basic and diluted loss per common share from continuing operations	$(0.34)	$(0.11)	$(0.11)	$(0.09)	$(0.67)	$(0.45)	$(0.50)	$(0.61)
Basic and diluted loss per common share from discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(1.00)	$(0.08)	$(0.01)	$0.02
Net loss per share	$(0.37)	$(0.13)	$(0.22)	$(0.13)	$(1.93)	$(0.79)	$(0.77)	$(0.68)

     Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our veterinary hospital revenue historically has been greater in the second and third quarters than in the first and fourth quarters. The demand for our veterinary services is higher during warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, and the number of daylight hours. Consequently, our operating income and operating margins generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.
Critical Accounting Policies and Estimates
     Several accounting policies that are critical to our financial position and results in operations require significant judgments and estimates on the part of management. For a summary of our accounting policies, including the accounting policies discussed below, see Note 2 to our historical consolidated financial statements included in this Form 10-K. These critical accounting policies and estimates include:
w	valuation of goodwill and other intangible assets;

w	accounting for stock options; and

w	accounting for income taxes.
Valuation of Goodwill and other Intangible Assets
Goodwill
     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we have determined that we have one reporting unit, Animal Hospitals, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair market value of our reporting unit and compare its estimated fair market value against its net book value to determine if our goodwill is impaired.
Other Intangible Assets
     In addition to goodwill, we acquire other identifiable intangible assets in our acquisitions, including, but not limited to, covenants-not-to-compete, client lists, lease related assets and customer relationships. We value these identifiable intangible assets at estimated fair value. We use independent valuation experts to advise and assist us in determining what identifiable assets we have acquired in an acquisition as well as how to estimate the fair value of those assets. Our estimated fair values are based on generally accepted valuation techniques such as market comparables, discounted cash flow techniques or replacement costs. These valuation methods involve the use of significant assumptions such as the timing and amount of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets.
     Subsequent to acquisition, we test our identifiable intangible assets for impairment as part of a broader test for impairment of long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recognition and measurement of an impairment loss under SFAS No. 144 also involves a two-step process:

     First we identify potential impairment by estimating the aggregate projected undiscounted future cash flows associated with an asset or asset pool and compare that amount with the carrying value of those assets. If the aggregate projected cash flow is greater than our carrying amount, there is no impairment and the second step is not needed.
     When we test for impairment, the cash flows that are used contain our best estimates, which include appropriate and customary assumptions.
     If we identify a potential impairment in the first step, we are then required to write the assets down to fair value with a corresponding charge to earnings. If the fair value is greater than carrying value, there is no adjustment. We may be required to make significant estimates in determining the fair value of some of our assets.
Impairment of Goodwill and Other Intangible Assets
     During the fourth quarter of 2008, we recorded a goodwill impairment of $4.0 million and an impairment of $0.6 million of certain long-lived assets at two of our animal hospitals. The factors that caused us to record the impairments were the loss of key veterinarians and increased competition in the area of those animal hospitals. The fair market valuation of the reporting units was based on an income and market approach.
     During the fourth quarter of 2007, we recorded a goodwill impairment of $2.9 million and an impairment of $0.8 million of certain long-lived assets at one of our animal hospitals, South Bay. The factors that caused us to record the impairments were the loss of key veterinarians coupled with increasing competition in the area of that hospital; both substantially driving down the existing customer base. In the fourth quarter of 2008, the Company closed the South Bay facility permanently.
Accounting for Stock Options
     Prior to January 1, 2006, we accounted for our share-based payments under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under that method, when options are granted with a strike price equal to or greater than fair market value on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. Accordingly, we recognized no share-based compensation expense in periods prior to January 1, 2006.
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires us to measure the cost of share-based payments granted to our employees and directors, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123R using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.
Accounting for Income Taxes
     We are required to estimate our federal income taxes as well as income taxes in each state in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income taxes takes into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of December 31, 2008, management determined the valuation allowance to be approximately $14.1 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are primarily related to net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. Future results may vary from these estimates, and at this time, it cannot be determined if we will need to establish an additional valuation allowance and if so, whether it would have a material impact on our financial statements.
Recent Accounting Policies
Adoption of New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (SFS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument - by-instrument basis (the fair value option). The adoption of SFAS 159 did not have a material impact to our consolidated financial statements.
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is to be applied prospectively. We do not anticipate an impact to our consolidated financial statements as the Company does not have derivative instruments or is involved in hedging activities.
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 nullifies EITF Issues No. 90-19 and No. 03-7 and amends No. 98-5, No. 99-1, No. 00-27, No. 04-8, No. 05-1 and No. 06-7. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this FSP, companies will be required to separately account for the liability and equity components of convertible debt by first determining the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component and then determining the carrying amount of the equity component embedded in the instrument by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The carrying amount of the equity component will then be amortized over the expected life of the debt to interest expense. The FSP is effective for fiscal years and interim periods beginning after December 15, 2008 and will be applied retrospectively to all periods presented.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective as of November 15, 2008. We adopted SFAS No. 162 on December 31, 2008 with no impact on our consolidated financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Management does not expect adoption of SFAS No. 163 to have a material impact on the Company’s consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Pet DRx Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Pet DRx Corporation
Brentwood, Tennessee
We have audited the consolidated balance sheets of Pet DRx Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
SINGERLEWAK LLP
Irvine, California
March 31, 2009

PET DRx CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,723	$1,993
Trade accounts receivable, net	369	167
Inventory	1,154	1,196
Prepaid expenses and other	1,719	894
Assets held for sale	900	—

Due from related parties	32	238
Assets of discontinued operations	1	178

Total Current assets	5,898	4,666

Property and Equipment, net	7,422	7,829
Other assets:
Goodwill	49,373	49,190
Other intangible assets, net	6,704	7,145
Restricted cash	500	75
Other	447	937

Total assets	$70,344	$69,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations, net of debt discount	$3,718	$1,533
Accounts payable	2,394	6,011
Accrued payroll and other expenses	6,551	5,485
Accrued income taxes	—	189
Due to a related party	96	356
Obligations under capital leases, current portion	312	508
Liabilities of discontinued operations	55	574

Total Current liabilities	13,126	14,656

Long-term liabilities:
Convertible debt, net of debt discount	4,949	11,361
Term notes, less current portion	3,687	21,532
Obligations under capital leases, less current portion	361	531
Deferred rent	355	97
Other	83	145

Total long term liabilities	9,435	33,666

Total liabilities	22,561	48,322

Stockholders’ equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized Series A: 0 and 7,652,175 shares outstanding as of December 31, 2008 and 2007, respectively	—	1

	December	December
	31, 2008	31, 2007
Common stock, par value $0.0001, 90,000,000 shares authorized, 23,660,460 and 4,247,632 shares outstanding as of December 31, 2008 and 2007, respectively, net of treasury shares of $1,361,574 and 0 shares at December 31, 2008 and 2007, respectively	2	1
Additional paid-in-capital	87,686	41,402
Accumulated deficit	(39,905)	(19,884)

Total stockholders’ equity	47,783	21,520

Total liabilities and stockholders’ equity	$70,344	$69,842

See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenue	$68,295	$60,287	$17,442

Direct costs	64,521	56,452	15,510

Hospital contribution	3,774	3,835	1,932

Selling, general and administrative expense before impairment charges	13,965	12,680	3,352
Impairment of goodwill and intangibles	4,580	—	—
Impairment of Assets Held for Sale	491	—	—

Selling, general and administrative expenses	19,036	12,680	3,352

Loss from operations	(15,262)	(8,845)	(1,420)

Other income (expense):
Interest income	344	118	527
Interest expense	(4,551)	(3,843)	(950)
Gain on sale of building	—	249	—

Loss before provision (benefit) for income taxes	(19,469)	(12,321)	(1,843)

Provision (benefit) for income taxes	(21)	44	25

Loss from continuing operations	(19,448)	(12,365)	(1,868)
Loss from discontinued operations, net of tax	(565)	(4,066)	—
Loss on disposition of discontinued operations, net of tax	(8)	—	—

Loss from discontinued operations, net of tax	(573)	(4,066)	—

Net loss	$(20,021)	$(16,431)	$(1,868)

Basic and diluted loss per common share
Loss from continuing operations	$(0.83)	$(3.00)	$(0.53)
Loss from discontinued operations	$(0.02)	$(0.98)	—

Net loss per share	$(0.85)	$(3.98)	$(0.53)

Shares used for computing basic and diluted loss per share	23,433	4,124	3,501

See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except number of shares)

			Preferred
	Preferred Stock A		Stock B		Common Stock
							Additional
							Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance as of December 31, 2005	1,662,404	$1	—	—	3,308,361	—	7,278	(1,585)	5,693

Sale of Preferred A for cash, net	6,060,703	—	—	—	—	—	16,443	—	16,443
Repurchase of preferred stock	(70,932)	—	—	—	—	—	(221)	—	(221)
Repurchase of warrants	—	—	—	—	—	—	(514)	—	(514)
Exercise of warrants	—	—	—	—	141,093	—	72	—	72
Cashless exercise of non-employee options for services	—	—	—	—	51,657	—	—	—	—
Exercise of non-employee options for services	—	—	—	—	37,008	—	92	—	92
Warrants issued for services	—	—	—	—	—	—	1,510	—	1,510
Stock option exercises	—	—	—	—	22,745	—	51	—	51
Stock compensation expense	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	(1,868)	(1,868)

Balance as of December 31, 2006	7,652,175	$1	—	—	3,560,864	—	24,747	(3,453)	21,295

Sale of Preferred B for cash, net	—	—	25,391	—	—	—	13,644	—	13,644
Repurchase of common stock	—	—	—	—	(4,819)	—	(25)	—	(25)
Exercise of warrants	—	—	1,270	—	—	—	—	—	—
Common stock issued upon debt conversion	—	—	—	—	691,587	$1	1,495	—	1,496
Warrants issued as debt discount	—	—	—	—	—	—	1,371	—	1,371
Stock compensation expense	—	—	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	—	—	(16,431)	(16,431)

Balance as of December 31, 2007	7,652,175	$1	26,661	$—	4,247,632	$1	$41,402	$(19,884)	$21,520

Net proceeds from IPO received as a result of merger with XLNT	—	—	—	—	—	—	36,355	—	36,355
Conversion of Preferred A and B stock to common stock	(7,652,175)	$(1)	(26,661)	—	10,318,275	$1	—	—	—
Pet DRx shares assumed in Merger	—	—	—	—	8,750,000	—	—	—	—
Exercise of warrants	—	—	—	—	57,806	—	—	—	—
Common stock issued upon debt conversion	—	—	—	—	1,327,024	—	8,305	—	8,305
Inducement shares issued in Merger with XLNT	—	—	—	—	321,297	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	1,624	—	1,624
Shares retained in Treasury	—	—	—	—	(1,361,574)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(20,021)	(20,021)

Balance as of December 31, 2008	—	—	—	—	23,660,460	$2	$87,686	$(39,905)	$47,783

See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year ended December 31,

	2008	2007	2006
Cash flows (used in) provided by operating activities:
Net loss	$(20,021)	$(16,431)	$(1,868)
Loss from discontinued operations, net of tax (includes impairment of goodwill and intangibles of $3,670 in 2007)	573	4,066	—

Loss from continuing operations	(19,448)	(12,365)	(1,868)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net effect of acquisitions:
Depreciation and amortization	2,456	1,733	469
Amortization of debt discount	1,903	627	88
Impairment of fixed assets	219	—	—
Impairment of Assets Held for Sale	491	—	—
Impairment of goodwill and intangibles	4,580	—	—
Amortization of debt amendment costs	182	—	—
Share-based compensation	1,624	415	36
Gain on sale of building	—	(249)	—
Deferred rent	212	(113)	(2)
Other	85	(601)	—

Changes in operating assets and liabilities:
Accounts receivable	(203)	268	65
Inventory	212	397	(133)
Prepaid expenses and other	(369)	(786)	(302)
Accounts payable	(4,734)	5,176	199
Accrued payroll and other expenses	1,231	3,147	635
Income taxes	(168)	(328)	(114)
Other	(18)	123	—

Net cash used in continuing operations	(11,745)	(2,556)	(927)
Net cash provided by discontinued operations	26	55	—

Net cash used in operating activities	(11,719)	(2,501)	(927)

Cash flows used in investing activities:
Property and equipment additions	(2,128)	(5,004)	(1,656)
Business acquisitions, net of cash received (including $2,450 for the acquisition of South Bay in 2007)	(3,003)	(16,832)	(13,255)
Proceeds from sale of building	—	1,244	—
Payments made related to prior year acquisitions	(356)	(3,940)	—

Net cash used in continuing operations	(5,487)	(24,532)	(14,911)

Year ended December 31,

	2008	2007	2006
Net cash used in discontinued operations	(26)	(32)	—

Net cash used in investing activities	(5,513)	(24,564)	(14,911)

Cash flow (used in) provided by financing activities:
Proceeds from issuance of common stock, net	—	—	123
Proceeds from Series A preferred stock, net of expenses paid in cash	—	—	17,302
Proceeds (payments) from term loan with preferred stock warrants	—	14,935	(735)
Proceeds from Series B preferred stock, net of expenses paid in cash	—	13,641	—
Repurchases of preferred stock and common stock warrants	—	(25)	—
Net proceeds from IPO received as a result of merger with XLNT	36,355	—	—
Deferral of debt waiver fees	(182)	—	—
Deferred financing costs	(132)	—	—
Payments on notes payable	(18,151)	(3,063)	(701)
Payments on capital lease obligations	(503)	(374)	(64)
Payments make as collateral on accounts	(425)	—	—

Net cash provided by continuing operations	16,962	25,114	15,925
Net cash used in discontinued operations	(12)	(11)	—

Net cash provided by financing activities	16,950	25,103	15,925

Increase (decrease) in cash and cash equivalents	(282)	(1,963)	87
Consolidated cash and cash equivalents at beginning of period	2,005	3,968	3,881

Consolidated cash and cash equivalents at end of period	$1,723	$2,005	$3,968

Cash and cash equivalents of continuing operations	$1,723	$1,993	$3,968
Cash and cash equivalents of discontinued operations	$—	$12	$—

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$18	$97	$76

Interest	$3,533	$2,510	$872

Schedule of non-cash investing and financing activities:

Detail of acquisitions:
Fair value of assets acquired	$5,728	$30,659	$25,444
Cash paid for acquisitions and related direct costs	(3,003)	(14,382)	(13,255)
Cash paid for acquisition of discontinued operations	—	(2,450)	—

Obligations to sellers of acquired hospitals, notes payable and assumed liabilities	$2,725	$13,827	$12,189

Building acquired:
Purchase price	$—	$930	$—

Year ended December 31,

	2008	2007	2006
Cash paid	—	(430)	—

Mortgage held by seller	$—	$500	$—

Deferred costs and accrued liabilities associated with merger of XLNT recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$700	$—	$—

Retirement of debt to offset related party receivable	$16	$—	$—

Conversion of Series A and Series B preferred stock to common stock	$1	$—	$—

Common stock warrants issued as payment of offering costs	$—	$—	$1,510

Common stock issued upon conversion of debt	$8,305	$1,495	$—

Offering costs to be paid in common stock warrants	$—	$—	$859

     See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
1. The Company
Pet DRx Corporation (“Pet DRx” or the “Company”) was incorporated in the state of Delaware on June 10, 2005. The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. It intends to grow and enhance its profitability by acquiring established veterinary practices in select regions throughout the United States, and by expanding same-store revenue and capitalizing on economies of scale and cost reduction efficiencies.
At December 31, 2008, we owned and operated 23 animal hospitals in 5 regions of the state of California. Our headquarters are located in Brentwood, Tennessee. The 23 hospitals are wholly-owned subsidiaries, which operate either in the name of the subsidiary or, in certain cases, under a fictitious name.
On January 4, 2008, the Company merged with Pet DRx Veterinary Group, Inc. (“PVGI”) (formally known as XLNT Veterinary Care, Inc.) pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”). See Note 5 for further information related to the Merger. The Company’s fiscal year end is December 31. The presentation of Pet DRx and its subsidiaries in these consolidated statements is for the years ended December 31, 2008, 2007, and 2006.
2. Summary of Significant Accounting Policies
     a. Basis of Presentation
Our consolidated financial statements include the accounts of Pet DRx and all wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances. Certain prior year amounts have been reclassified to conform to current-year presentation.
Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 17 for more information on discontinued operations).
     b. Cash and Cash Equivalents
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company considers highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.
     c. Revenue Recognition
Revenue is comprised of sales of veterinary care services, pharmaceutical products, pet food and pet supplies. We recognize revenue and direct costs, barring other facts, when the following revenue recognition criteria have been met:
☐	persuasive evidence of a sales arrangement exists;

☐	delivery of goods has occurred or services have been rendered;

☐	the sales price or fee is fixed or determinable; and,

☐	collectability is reasonably assured.
Revenue is reported net of sales discounts and excludes sales taxes.
Direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other veterinary hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pharmaceutical products, pet food and pet supplies.
     d. Inventory
Inventory consists of clinical supplies and products sold to customers. Inventory is valued at the lower of cost or market using the average price method. Inventory quantities on hand in excess of forecasted demand are considered to have reduced market value; and therefore, the cost basis is adjusted to the net realizable value. Typically, the market values for excess or obsolete inventories are considered to be zero.
     e. Property and Equipment
Property and equipment are recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.
Depreciation is recognized on the straight-line method over the following estimated useful lives:

Buildings	30 years
Leasehold improvements	Lesser of lease term or asset life
Furniture and equipment	5 to 7 years
Computer equipment	3 to 7 years
Equipment held under capital leases	Lesser of lease term or 5 to 10 years
     f. Income Taxes
We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we have a valuation allowance to reduce our deferred tax assets for the portion we believe may not be realized. Changes in tax rates or other statutory provisions are recognized in the period the changes occur.
Effective January 1, 2007, we began applying the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for uncertainty in income taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) for measuring and recognizing tax benefits associated with uncertain tax provisions.
     g. Deferred Financing Costs
Deferred financing costs are amortized under the effective interest method over the life of the related debt.
     h. Convertible Debt
Convertible debt is accounted for under the guidelines established by APB Opinion No. 14,“Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants” (APB 14), under the direction of Emerging Issues Task Force (EITF 98-5), “Accounting for Convertible securities with beneficial Conversion features or Contingently Adjustable Conversion Ratios”, EITF 00-27,“Application of Issue No 98-5 to Certain Convertible Instruments”, and EITF 05-8, “Income Tax Consequences of Issuing Convertible Debt with beneficial Conversion Features”. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments.

The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction of the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123(R), except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issuance, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.
     i. Derivative Financial Instruments
The Company issues financial instruments in the form of stock options, stock warrants, and debt conversion features of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since inception. The Company uses the guidance of and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Freestanding derivative contracts where settlement is required by physical share settlement or in a net share settlement; or where the company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as debt.
As of December 31, 2008 and 2007, the Company did not have any derivative financial instruments.
     j. Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar economic characteristics and are considered similar under the criteria established by SFAS No. 131. The Company’s operating segments have similar services, have similar types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has aggregated its operating segments into one reportable segment: Animal Hospitals.
     k. Share-Based Compensation
We account for stock options granted to non-employees on a fair-value basis in accordance with Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As a result, the amount of share-based compensation expense recorded for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock.
Prior to January 1, 2006, we accounted for our share-based payments to our employees and directors (hereafter referred to collectively as “employees”) under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. Accordingly, we recognized no share-based compensation expense in periods prior to January 1, 2006.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires us to measure the cost of share-based payments granted to our employees, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.
SFAS No. 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Prior to the adoption of SFAS No. 123(R), we did not recognize any income tax benefits resulting from the exercise of stock options.
     l. Reclassifications and Quarterly Restatement
The Company has restated certain of its results for the three quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 to correct for a misclassification of certain promissory notes, which should have been classified as a short-term obligation during each of these three time periods as opposed to long-term obligations. This resulted from both the Company not being in compliance with certain financial and other covenants pursuant to a certain promissory note from a commercial lender and from certain contingent call provisions in certain convertible notes issued by the Company. See Note 20 for further information.
3. Use of estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.
Listed below are certain significant estimates and assumptions used in the preparation of our consolidated financial statements. Certain other estimates and assumptions are further explained in the related Notes.
Accounts Receivable Allowances — The Company records an allowance for estimated uncollectible accounts for anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. Trade accounts receivable are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts was $0.3 million and $0.5 million at December 31, 2008 and 2007, respectively.
Impairment of Long-Lived Assets and Intangibles Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down is appropriate. We will record an impairment charge to the extent that the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances, which could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset. In the third and fourth quarters of 2008, the Company recorded a $0.5 million impairment on its Assets Held for Sale. See Note 9 for further information. Additionally, in the fourth quarter of 2008 and 2007, the Company recorded impairment charges related to certain long-lived assets. See discussion below in “Goodwill and Indefinate-Lived Intangible Assets.”
Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually review whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our hospitals. Actual results may differ from these estimates under different assumptions or conditions.
During the fourth quarter of 2008, we recorded a goodwill impairment of $4.0 million and an impairment of $0.6 million of certain long-lived assets at two of our animal hospitals. The factors that caused us to record the impairments were the loss of key veterinarians and increased competition in the area of those animal hospitals. The fair market valuation of the reporting units was based on an income and market approach.
During the fourth quarter of 2007, we recorded a goodwill impairment of $2.9 million and an impairment of $0.8 million of certain long-lived assets at one of our animal hospitals, South Bay Veterinary Specialists, Inc (“South Bay”). The factors that caused us to record the impairments were the loss of key veterinarians coupled with increasing competition in the area of that hospital; both substantially driving down the existing customer base, which eventually led management to the decision to close the South Bay facility in the fourth quarter of 2008. See Note 17 for further information. The fair market valuation of the reporting units was based on an income and market approach.
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP.
4. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (SFS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument -

by-instrument basis (the fair value option). The adoption of SFAS 159 did not have a material impact to our consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is to be applied prospectively. We do not anticipate an impact to our consolidated financial statements as the Company does not have derivative instruments or is involved in hedging activities.
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 nullifies EITF Issues No. 90-19 and No. 03-7 and amends No. 98-5, No. 99-1, No. 00-27, No. 04-8, No. 05-1 and No. 06-7. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this FSP, companies will be required to separately account for the liability and equity components of convertible debt by first determining the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component and then determining the carrying amount of the equity component embedded in the instrument by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The carrying amount of the equity component will then be amortized over the expected life of the debt to interest expense. The FSP is effective for fiscal years and interim periods beginning after December 15, 2008 and will be applied retrospectively to all periods presented.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective as of November 15, 2008. We adopted SFAS No. 162 on December 31, 2008 with no impact on our consolidated financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Management does not expect adoption of SFAS No. 163 to have a material impact on the Company’s consolidated financial statements.
5. Merger with Pet DRx Veterinary Group, Inc.
Pursuant to the Merger Agreement on January 4, 2008, a wholly-owned subsidiary of Echo Healthcare Acquisition Corp. (“Echo”) merged with and into PVGI and Echo changed its name to Pet DRx Corporation (the “Merger”). As a result of the Merger, the Company received approximately $36.4 million in proceeds from capital that was raised through the initial public offering of Echo in 2006, net of certain costs incurred in connection with completing the Merger.
The Merger was accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with US GAAP for accounting and financial reporting purposes. Under this method of accounting, Pet DRx was treated as the “acquired” company for financial reporting purposes. In accordance with the guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of PVGI issuing stock for the net monetary assets of Pet DRx, accompanied by a recapitalization. The net monetary assets of Pet DRx were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of PVGI only was carried forward after the Merger. All common stock share amounts for all periods presented have been adjusted to reflect the Merger except where noted. Acquisition expenses incurred by PVGI were recorded as equity.
In connection with the Merger, the following equity transactions were completed:
• All Series A convertible preferred stock of PVGI was converted to PVGI common stock at a 1:1 ratio and all Series B convertible preferred stock of PVGI was converted to PVGI common stock at a 1:100 ratio;
• Certain holders of PVGI’s convertible debentures converted approximately $8.3 million of debentures into approximately 1.7 million shares of PVGI common stock;
• A holder of PVGI’s Series B warrants exercised a warrant for 1,647 shares of Series B convertible preferred stock of PVGI which was subsequently converted to PVGI common stock at a 1:100 ratio;
• PVGI issued 416,728 shares of PVGI common stock to certain investors who purchased shares of Echo common stock in privately negotiated transactions with various Echo stockholders who were stockholders of Echo as of the record date for Echo’s Special Meeting of Stockholders and who had voted against the Merger and submitted their shares for conversion (the “Inducement Shares”);

• Each outstanding share of PVGI common stock (including those issued in connection with the Merger on conversion of preferred stock, convertible debentures, the exercise of warrants and the Inducement Shares) was converted to .771 shares of Pet DRx common stock (Merger Conversion Ratio);
• Pet DRx reserved approximately 3.16 million of additional shares of common stock for future issuance upon the exercise of outstanding options and warrants and the conversion of convertible notes previously issued by PVGI;
• Pet DRx placed approximately 1.6 million shares of common stock into escrow to satisfy any indemnification claims that may arise from such Merger, which were released on July 3, 2008;
• Certain executives of the Company were granted options to purchase 424,480 shares of the Company’s common stock in the aggregate at an exercise price of $6.70 per share in accordance with the terms of their respective employment agreements; and
• The stockholders of Pet DRx approved the 2007 Stock Incentive Plan.
6. Acquisitions
On July 1, 2008, the Company acquired 100% of the stock of Valley Animal Medical Center (“Valley Animal”), an animal hospital in Indio, California, for $4.8 million, which is subject to the finalization of certain adjustments in accordance with the Stock Purchase Agreement dated July 1, 2008. The acquisition was funded with $2.9 million of cash on hand and the issuance of two convertible notes in the aggregate amount of $1.9 million. See Note 11 for further information on terms of the convertible notes.
During the fiscal year ended December 31, 2007, we acquired 6 new animal hospitals.
Our acquisitions have been accounted for using the purchase method of accounting and accordingly, the consolidated statements of operations include the results of the hospitals since the date of their respective acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values in accordance with SFAS 141 Business Combinations, as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We plan to finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.
The following table summarizes the consideration, including acquisition costs, paid by us for Valley Animal and our prior year acquisitions in aggregate, as well as the allocation of the purchase price (in thousands):

		Consideration
	Acquisition Date	(in thousands)
Valley Animal Medical Center	July 1, 2008	$4,950
2007 acquisitions	Various, 2007	28,249
The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals in the twelve months ended December 31, 2008 and 2007, and the allocation of the purchase price (in thousands, and includes amounts from discontinued operation):

	2008	2007
Consideration:
Cash, net of cash acquired	$2,900	$16,532
Obligations to sellers	—	580
Notes payable	—	4,355

	2008	2007
Convertible notes (1)	1,947	6,440
Direct costs	103	342

Total	$4,950	$28,249

Purchase Price Allocation (2):
Tangible assets:
Accounts receivable	$—	$308
Inventories	116	674
Prepaid and other current assets	156	448
Property and equipment	285	1,523
Other long-term assets	107	129
Liabilities:
Accounts payable	(78)	(527)
Accrued expenses	(397)	(896)
Accrued and deferred taxes	—	(162)
Current portion of capitalized leases	(30)	(253)
Current portion of long-term debt	—	(7)
Long-term debt	—	(29)
Long-term capitalized leases	(71)	(536)
Deferred rent	(46)	—
Identifiable intangible assets:
Client lists (3)	890	3,186
Covenants not-to-compete (3)	390	110
Goodwill	3,628	24,281

Total	$4,950	$28,249

(1)	The convertible notes related to the Valley Animal acquisition can be converted to 327,510 shares of Pet DRx stock. The convertible notes related to the acquisitions in 2007 were convertible into 856,071 shares of Pet DRx common stock. On January 4, 2008 (Date of Merger), a portion of the 2007 convertible notes was converted to 619,454 of Pet DRx common stock.

(2)	The Company is in the process of finalizing its valuation on Valley Animal. This valuation is expected to be completed in the second quarter of 2009. The completion of this valuation may result in adjustments to the goodwill and other intangibles, as disclosed.

(3)	The covenants not-to-compete for Valley Animal, as well as the acquisitions made in 2007, have 3.0 year weighted-average useful lives. The client lists for Valley Animal and the acquisitions made in 2007 have 11.5 and 9.5 year weighted-average useful lives, respectively.
Pro Forma Information
The following unaudited pro forma financial information presents consolidated income statement results (in thousands, except per share) as if the Valley Animal acquisition had occurred January 1, 2008 rather than the actual date of its acquisition. These unaudited pro forma statements of operations do not purport to represent what the Company’s actual results of operations would have been had this acquisition been consummated on January 1, 2008 and are not necessarily indicative of the Company’s results of operations for any subsequent fiscal period.

Revenues	$70,534
Loss from continuing operations	(14,912)
Other income	345
Interest expense	(4,620)

Loss before income taxes	(19,186)
Benefit from income taxes	22

Net loss from continuing operations	(19,165)
Loss from discontinued operations	(573)

Net loss	(19,738)

Basic and Diluted loss per share from continuing operations	$(0.82)
Basic and Diluted loss per share from discontinued operations	$(0.02)

Net loss per share	$(0.84)

Shares used for computing basic and diluted loss per share	23,433
7. Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the year ended December 31, 2008 (in thousands):

Balance as of December 31, 2007	$49,190
Goodwill acquired from hospital acquisition	3,628
Payments made related to prior year acquisitions	550
Impairment of goodwill	(3,995)

Balance as of December 31, 2008	$49,373

In addition to goodwill, we have amortizable intangible assets at December 31, 2008 and 2007 as follows (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$713	$(300)	$413	$335	$(144)	$191
Non-contractual customer relationships	8,886	(2,009)	6,877	8,813	(1,082)	7,731
Impairment of assets	(797)	211	(586)	(850)	73	(777)

Total	$8,802	$(2,098)	$6,704	$8,298	$(1,153)	$7,145

Amortization expense related to intangible assets was approximately $1.1 million, $0.8 million, and $0.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.
The covenants not-to-compete and the customer relationships have weighted-average useful lives of 3.1 years and 10.2 years, respectively.
The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of December 31, 2008 is as follows (in thousands):

2009	$1,042
2010	985
2011	892
2012	789
2013	716
Thereafter	2,280

Total	$6,704

8. Property and Equipment
Property and equipment at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Buildings	$2,787	$4,177
Leasehold improvements	935	518
Equipment	3,318	2,435
Furniture and equipment	606	447
Computer equipment & software	2,307	1,569
Construction-in-progress	62	—

Total property and equipment	10,015	9,146

Less-accumulated depreciation and amortization	(2,593)	(1,317)

Total property and equipment, net	$7,422	$7,829

Depreciation expense, including from property under capital leases, for the twelve months ended December 31, 2008, 2007, and 2006 was $1.3 million, $0.9 million and $0.2 million, respectively.
In the fourth quarter of 2007, the Company sold one of its buildings in the Palo Alto, California area for approximately $1.2 million, net of closing costs. The gain on the sale of approximately $0.2 million has been recorded in the accompanying consolidated statement of operations. The Company, in conjunction with the sale of the building, agreed to lease the building from the buyers. In July 2008, the Company completed its plan to merge the veterinary practice that occupied this facility with another Pet DRx facility and terminated the lease.
During the third quarter of 2008, the Company reclassified all of its buildings to Assets Held for Sale. However, in the fourth quarter of 2008, the Company reclassified two of these buildings back to Property and Equipment as the Company no longer has plans to sell these properties. See Note 9 for more information.
9. Assets Held for Sale
Assets held for sale at December 31, 2008 consists of one building that is currently vacant and is on the market to be sold. In the third quarter of 2008, the Company ceased depreciating the building and has recorded a one-time impairment charge of approximately $0.5 million during the year in order to state the building at the lower of depreciated cost or fair value less costs to sell. This charge was recorded as impairment of assets held for sale in the accompanying consolidated statement of operations.

As of September 30, 2008, the Company also had classified two of its other buildings as Assets Held for Sale as it was attempting to complete a sale and leaseback transaction for each of the buildings, but negotiations have since been terminated and the Company no longer anticipates completing a sale of these two buildings in the near future. As such, in the fourth quarter of 2008, these two buildings were reclassified back to Property and Equipment and the depreciation expense for these buildings was accelerated to state the net book value of the buildings at December 31, 2008 as if they had never ceased depreciating.
10. Employee Benefit Plans
In August 2006, the Company adopted the Pet DRx Retirement Plan (the “Plan”) pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the Plan, eligible U.S. employees may voluntarily contribute up to 100% of their compensation into the Plan, subject to IRS imposed limits. To be eligible, an employee must be 21 years of age and have worked a minimum period of 90 days.
The Company elects, from time-to-time, to make discretionary matches to employees’ contributions. Any matching contributions vest over a period of 6 years. Under the Plan, the Company matched approximately $0.3 million, $0.2 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively and have allocated such matching contributions between direct hospital costs and selling, general, and administrative expenses in the accompanying consolidated statement of operations.
11. Long-Term Obligations
Long-term obligations consisted of the following at December 31, 2008 and 2007 (in thousands):

		2008	2007
Convertible notes	Convertible notes payable, maturing from 2010 to 2012, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.0% to 12.0% (net of debt discount of 18)	$5,049	$11,292
Promissory notes	Notes payable, maturing from 2009 to 2012, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 15.0%	6,686	22,900
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 8.0%	619	234

	Total debt obligations	12,354	34,426

	Less-current portion, net of debt discount	(3,718)	(1,533)

	Long-term portion	$8,636	$32,893

The future payments under long-term obligations as of December 31, 2008 are as follows:

2009	$3,718
2010	5,750
2011	2,620

2012	268
2013	16

Total	$12,372

Convertible Notes
Since 2004, the Company has issued convertible notes as partial consideration for the acquisition of certain of its hospitals to the sellers, including approximately $6.4 million in the first quarter of 2007. These notes mature from May 2010 to September 2011 with varying interest rates from 6.0% to 12.0% and quarterly interest-only payments. The Company has evaluated the provision for anti-dilution under the requirements of SFAS 133 and EITF 00-19. The Company does not consider the provision to be a derivative because it can control the value at which subsequent equity is issued and; therefore, can control whether the subsequent issuance is dilutive.
On January 4, 2008, in conjunction with the Merger with PVGI, several of the convertible note holders converted approximately $8.3 million of their notes to 1,721,153 shares of PVGI common stock in accordance with their agreements. The debt discount related to one of the convertible notes of approximately $0.1 million was charged to interest expense in the condensed consolidated statement of operations in the first quarter of 2008.
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
The convertible notes as of December 31, 2008 in total are convertible into 731,417 shares of common stock upon certain events with anti-dilution provisions. See Note 12 for further information on the Convertible Notes.
Promissory Notes
The Company, in conjunction with certain of its acquisitions, has issued non-convertible notes as partial consideration for the acquisition of certain of its hospitals. These notes mature from 2009 to March 2012 with various interest rates ranging from 6.5% to 12.0%. The notes are payable in equal monthly payments over periods ranging from three to five years.
The Company also has outstanding, a promissory note to Huntington Capital, L.P. (“Huntington”) for an aggregate principal amount of $1,400,000 (“Huntington Promissory Note”). Interest on the promissory note issued is payable monthly at a rate of 12% per annum. The term of the promissory note is five years and it matures in December 2010. The Company has been amortizing a debt discount associated with certain warrants that were issued with the promissory note to interest expense over the life of the promissory note. See Note 19 for further information.
During the first quarter of 2007, the Company issued $0.5 million of debt secured by the real estate properties acquired by the Company during the quarter. The mortgage notes have an 8% interest rate. The notes are payable in equal monthly payments over 6 years.
Fifth Street loans
In March 2007, the Company entered into a term loan of $12.0 million with Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”). In June 2007, the Company entered into a second term loan with Fifth Street for $3.0 million, which was increased to a total of $4.0 million in November 2007. In connection with closing each of these transactions, the Company issued to Fifth Street warrants to purchase an aggregate amount of 2,400 shares of Series B preferred PVGI stock at an exercise price of $0.10 per share.

The debt discounts associated with these warrants were amortizing over the life of the loan. The Company received proceeds in the aggregate of approximately $14.2 million after costs associated with the debt financing. Fifth Street exercised a portion of their warrants in December 2007 and April 2008 (see Note 12 for further information).
Amendments to Credit Agreements for $12.0 million and $4.0 million term loans with Fifth Street
On February 19, 2008, Pet DRx entered into the First Amendment (the “First Amendment”) and the Second Amendment (the “Second Amendment”) (together the “Amendments”) to the Credit Agreement and Loan Documents dated as of March 29, 2007 and June 29, 2007, respectively, with Fifth Street. The Amendments, among other things, changed the interest rate on the term loans from 12.0% to 15.0%, beginning March 1, 2008. The additional 3% interest accrued and was added to the principal balance of the loans. The Amendments also modified the financial covenants and ratios required under the credit agreements and waived the Company’s default under the prior financial covenants and ratios for the fiscal quarter ended December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ending March 31, 2008. Upon execution of the Amendment, the Company paid Fifth Street a total of $156,381in restructuring fees which was deferred to Other Assets in the accompanying condensed balance sheet.
Retirement of term loans with Fifth Street
In June 2008, the Company elected to prepay its $12.0 and $4.0 million Credit Agreements with Fifth Street and paid $16.2 million for all outstanding principal, interest, and fees. Included in that payoff amount was a one-time pre-payment penalty of $0.2 million, which was recorded to interest expense in the accompanying consolidated statement of operations. As a result of the payoff, the Company recorded a one-time charge to interest expense of $1.4 million to eliminate its remaining debt discounts related to these loans in the accompanying consolidated statement of operations.
Additionally, as a result of the payoff of these loans, the Company also recorded a one-time charge to interest expense in the amount of approximately $0.2 million in the accompanying consolidated statement of operations to eliminate the deferred debt amendment costs described above that had been recorded in Other Assets in the accompanying consolidated balance sheet.
Retirement of partial term loan to satisfy related party receivable
During the second quarter of 2008, the Company agreed to retire approximately $16,000 of a term loan owed to a related party in exchange as payment for a receivable owed from that party to the Company.
Earn-out Notes
The Company has approximately $0.6 million of earn-out promissory notes outstanding as partial consideration for the acquisition of certain of its hospitals. The notes have maturity dates ranging from January 2009 to December 31, 2010. All are payable monthly and have interest rates ranging from 0.0% to 8.0% per annum.
Debt Covenants
As of December 31, 2008, the Company was in violation of certain financial and other covenants with respect to their loan with Huntington, which were subsequently waived. See Note 19 for more information relating to this matter.
Compensating Balance Arrangements
The Company maintains a corporate purchasing card program with a certain financial institution whereby the Company is required to keep on deposit $75,000 with the institution. Additionally, in 2008, as the Company was transitioning their purchasing card program to another banking institution, the Company deposited $425,000 as collateral for that account.

12. Stockholders’ Equity
Pre-merger stock issuances
(All share and warrant amounts stated are before conversion to Pet DRx stock using the Merger Conversion Ratio)
Preferred Stock
In 2006, PVGI issued 7,860,834 shares of Series A convertible preferred stock at $2.40 per share for cash proceeds of $16.4 million, net of issuance costs of $2.4 million, which included an obligation to issue 564,804 common stock warrants valued at $0.9 million in lieu of cash. PVGI also repurchased 92,000 shares of Series A convertible preferred stock at $2.40 per share for $0.2 million originally issued in 2005.
In 2006, PVGI also fulfilled its obligation to issue 960,000 common stock warrants in lieu of cash payments for preferred stock issuance costs, valued at $1.5 million, related to Series A convertible stock issuances in 2005 and 2006.
In February 2007, PVGI issued 32,434 shares of Series B convertible preferred stock at prices of $460 and $475 per share for cash proceeds of $13.6 million net of issuance costs of $1.5 million. Additionally, in November 2007, a certain member of PVGI management purchased 500 shares of Series B convertible preferred stock at a price of $475 per share for cash proceeds of $0.2 million. Also, in the fourth quarter of 2007, Fifth Street exercised 1,647 Preferred Stock Warrants into Series B preferred stock.
Common Stock
During 2006, warrants for common stock were exercised for an aggregate of 183,000 shares of common stock for gross proceeds of $0.1 million. PVGI also, as consideration of services by a non-employee, issued 29,500 shares of common stock for the exercise of stock options for proceeds of $0.1 million and 67,000 shares of common stock in a cashless exercise of options. Additionally, PVGI issued 48,000 shares of common stock for stock option exercises by various employees within the organization for an aggregate exercise price of $0.1 million.
In the first quarter of 2007, seven holders of $1.5 million of convertible notes converted their notes into an aggregate 897,000 shares of PVGI common stock. In April 2007, PVGI repurchased 6,250 shares of common stock for $25,000.
Preferred Stock Warrants
In March 2007, PVGI issued 1,800 warrants to purchase shares of its Series B convertible preferred stock as part of the $12.0 million term loan entered into with Fifth Street (see Note 11). A portion of the proceeds in the amount of $0.8 million were allocated to paid-in-capital for the fair value of the warrants, with the remaining balance becoming the discounted carrying value of the debt. PVGI valued warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model.
In June 2007, PVGI issued 450 warrants to purchase shares of its Series B convertible preferred stock as part of the $3.0 million term loan entered into with Fifth Street (see Note 11). A portion of the proceeds in the amount of $0.3 million were allocated to paid-in-capital for the fair value of the warrants, with the remaining balance becoming the discounted carrying value of the debt.
In November and December 2007, PVGI issued a total of 300 warrants to purchase shares of its Series B convertible preferred stock as part of the additional $1.0 million term loan entered into with Fifth Street (see Note 11). A portion of the proceeds in the amount of $0.1 million were allocated to paid-in capital for the fair value of the warrants, with the remaining balance becoming the discounted carrying value of the debt.
In December 2007, Fifth Street exercised 1,647 of its preferred stock warrants at $0.10 per share.

Common Stock Warrants
PVGI issued warrants to purchase its common stock either as compensation for consultants and vendors or as additional incentive for investors and lenders. The value of warrants issued for compensation was accounted for as a non-cash expense to PVGI at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid-in-capital for common issuances or as a discount for debt issuances. PVGI valued the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model.
At the time its founding on March 10, 2004, PVGI granted warrants to its founder with an exercise price of $0.17 per common share for 535,000 shares of common stock. The warrants were accounted for at zero value, which approximated the fair value using the Modified Black-Scholes-Merton option-pricing model. In 2006, PVGI repurchased the warrants for $0.5 million from its founder. The repurchase was accounted for as a reduction in paid-in-capital.
In 2007, 80,500 of common stock warrants were issued to a financial services firm for consulting work performed for PVGI. See Note 16 for further information on these common stock warrants that were issued.
Merger with PVGI
(All share and warrant amounts stated are after conversion to Pet DRx stock using the Merger Conversion Ratio, except where noted)
In conjunction with the Merger on January 4, 2008, each share of PVGI’s Series A convertible preferred stock was converted to one share of PVGI common stock and each share of PVGI’s Series B convertible preferred stock was converted to 100 shares of PVGI common stock. In addition, approximately $8.3 million of convertible notes were converted to 1,721,153 shares of PVGI common stock. See Note 11 for further information. Additionally, a holder of PVGI’s Series B warrants exercised a warrant for 1,647 shares of Series B convertible preferred stock of PVGI which was subsequently converted to PVGI common stock at a 1:100 ratio. As well, PVGI issued 416,728 shares of PVGI common stock to certain investors who purchased shares of Echo common stock in privately negotiated transactions with various Echo stockholders who were stockholders of Echo as of the record date for Echo’s Special Meeting of Stockholders and who had voted against the Merger and submitted their shares for conversion (the “Inducement Shares”).
Following these conversions, exercises and issuances, each outstanding share of PVGI common stock was converted to 0.771 shares of Pet DRx common stock.
On April 7, 2008, Fifth Street exercised 57,825 of its warrants and was issued 57,806 shares of common stock in a cashless exercise.
As of December 31, 2008, there were 90,000,000 shares of common stock of Pet DRx authorized and 23,660,460 shares outstanding.
The following table summarizes all activities of common stock warrants during the year-ended December 31, 2008:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price
Outstanding, December 31, 2005	483,027	$1.18
Granted	740,160	3.11
Exercised	(141,093)	0.52
Cancelled	(173,475)	0.22

Outstanding, December 31, 2006	908,619	$3.04
Granted	62,065	6.16
Exercised	—	—
Cancelled	—	—

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price
Outstanding, December 31, 2007	970,684	$3.24
Pet DRx warrants assumed in Merger	7,645,833	6.00
Granted	—	—
Series B Preferred Stock warrants converted to common stock warrants	69,621	0.00
Exercised	(57,825)	0.00
Cancelled	—	—

Outstanding and Exercisable, December 31, 2008	8,628,313	$5.68

The following table summarizes information about the warrants outstanding at December 31, 2008:

		Remaining
		Contractual
Exercise	Warrants	Life
Price	Outstanding	(years)
$0.00	11,796	8.38
$2.72	168,459	6.83
$3.11	740,160	7.08
$6.00	7,645,833	1.25
$6.16	62,065	8.75

	8,628,313

Dividends
We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors.
13. Calculation of Loss Per Common Share
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
The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	For the year ended December
	31,
	2008	2007	2006
Convertible debenture notes, if converted to common stock	731	1,736	1,557
Warrants for common stock	8,628	971	908
Warrants for preferred stock, if exercised and converted to common stock	—	69	—
Preferred shares, if converted to common stock	—	7,679	7,652
Options for common stock	3,053	1,618	213

Total	12,412	12,073	10,330

Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	2008	2007	2006
Loss from continuing operations	$(19,448)	$(12,365)	$(1,868)
Loss from discontinued operations	$(573)	$(4,066)	$—

Net loss	$(20,021)	$(16,431)	$(1,868)

Weighted average common shares outstanding:
Basic	23,433	4,124	3,501
Effect of dilutive common stock equivalents	—	—	—

Diluted	23,433	4,124	3,501

Basic and diluted loss per common share
Loss from continuing operations	$(0.83)	$(3.00)	$(0.53)
Loss from discontinued operations	$(0.02)	$(0.98)	$—

Basic and diluted net loss per common share	$(0.85)	$(3.98)	$(0.53)

14. Share-Based Compensation
Under the 2004 Employee Stock Option Plan, up to 2,255,175 shares of our common stock may be granted to key employees. The 2004 Employee Stock Option Plan permits the issuance of new shares or shares from treasury upon the exercise of options. In January 2008, in conjunction with the Merger, the Company adopted the Pet DRx 2007 Stock Incentive Plan, which authorizes another 2,700,000 shares of our common stock to be granted as options.
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires us to measure the cost of share-based payments granted to our employees, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123(R) using the modified prospective transition method, which required us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we were required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period.
SFAS 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Prior to the adoption of SFAS No. 123(R), we did not recognize any income tax benefits resulting from the exercise of stock options.
On December 28, 2007 the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107, provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Direct costs	$97	$—	$1
Selling, general and administrative and marketing	1,527	170	35

Totals	$1,624	$170	$36

     Stock Option Activity
A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted
	Stock			Average
	Options		Weighted	Remaining
	Available	Stock	Average	Contractual	Aggregate
	for	Options	Exercise	Life	Intrinsic
	Grant	Outstanding	Price	(years)	Value

Balance as of December 31, 2006	(15)	212	$5.03	8.21	$26
Authorized	1,908	—	—
Granted	(1,505)	1,505	5.47
Exercised	—	—	—
Forfeited or canceled	99	(99)	5.78

Balance as of December 31, 2007	487	1,618	$5.39	9.35	$3
Authorized under the Pet DRx 2007 Stock Incentive Plan	2,700	—	—
Granted	(1,765)	1,765	4.65
Exercised	—	—	—
Forfeited or canceled	330	(330)	6.03

Balance as of December 31, 2008	1,752	3,053	$4.90	8.72	$—

Expected to vest at December 31, 2008		2,762	$4.95	8.69	$—

Exercisable at December 31, 2008		854	$4.59	8.42	$—

During the fourth quarter of 2008, the Company accelerated the vesting of 58,115 options. The expense recognized from these accelerated options in the fourth quarter was approximately $77,000.
No options with intrinsic value were exercised in 2008 or 2007. The aggregate intrinsic value of our stock options exercised during 2006 was $0.2 million. We have not realized an actual tax benefit on any options to date. The weighted average grant date fair value of options granted during the year-ended 2008, 2007, and 2006 was $1.33, $1.12, and $0.76, respectively.
The following table summarizes information about the options outstanding at December 31, 2008 (in thousands, except per share amounts and the weighted average remaining contractual life):

			Weighted
			Average	Weighted	Number	Weighted
		Number	Remaining	Average	Exercisable	Average
Range of		Outstanding	Contractual	Exercise	As of	Exercise
Exercise Prices		As of 12/31/08	Life (years)	Price	12/31/08	Price

$1.00	$5.71	1,092	8.92	$2.23	384	$2.49
$6.16	$6.50	1,537	8.50	$6.30	442	$6.28
$6.70	$6.70	424	9.03	$6.70	27	$6.70

$1.00	$6.70	3,053	8.72	$4.90	854	$4.59
As of December 31, 2008, there was $1.5 million of total unrecognized compensation cost related to non-vested shared-based compensation arrangements related to stock options related to employee and director grants. The costs are expected to be recognized over a weighted-average period of 1.6 years.
Calculation of Fair Value
The fair value of our options to employees is estimated on the date of grant using the Modified Black-Scholes Merton option pricing model. We amortize the fair value of employee options on a straight-line basis over the requisite service period. The fair value of options to nonemployees is estimated throughout the requisite service period using the Modified Black-Scholes Merton option pricing model and the amount of share-based compensation expense recorded is affected each reporting period by changes in the estimated fair value of the underlying common stock until the options vest.
The following assumptions were used to determine the fair value of those options valued:

	2008	2007	2006

Expected volatility of peer group (1)	35.5%-66.0%	34.6%-68.0%	34.6%-68.05
Weighted- average volatility (1)	44.5%	46.0%	46.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term — employees (2)	4.6 years	6.1 years	6.1 years
Expected term — nonemployees (2)	N/A	10.0 years	10.0 years
Risk-free rate — employees (3)	1.4%-3.3%	4.4%-4.8%	4.4%-4.8%
Risk-free rate — nonemployees	N/A	4.5%-5.2%	4.5%-5.2%

(1)	We estimate the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

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
SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the method change of estimating forfeitures was not material to the Company’s financial statements.
15. Income Taxes
Loss before income taxes and the provision for income taxes consisted of the following:

	Year ended December 31,
	2008	2007	2006
Provision for income taxes:
Current:
Federal	$1	—	(37)
State	(23)	44	46

	(22)	44	9

Deferred:
Federal	(5,140)	(4,341)	(665)
State	(1,310)	(1,294)	(193)
Valuation allowance	6,450	5,635	874

	—	—	16

	$(22)	$44	$25

The net deferred income tax assets (liabilities) at December 31, 2008 and 2007 is comprised of the following (in thousands):

	2008	2007
Current deferred income tax assets:
Accounts receivable	$111	$192
State taxes	10	15
Other liabilities and reserves	409	373

	530	580
Non-current deferred income tax assets (liabilities)
Stock based compensation	863	201
Deferred rent	145
Property and equipment	120	(163)
Intangible assets	916	520
Contributions	3	2

	2008	2007
Net operating loss carry forwards	11,557	6,541

	13,604	7,101

Total deferred tax assets (liabilities)	14,134	7,681
Valuation allowance	(14,134)	(7,681)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2008, we had federal net operating loss (“NOL”) carry-forwards of approximately $28.3 million, comprised of prior Company losses and acquired NOL carry forwards. These NOLs expire at various dates through 2027. Under the Tax Reform Act of 1986, the utilization of NOL carry-forwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carry-forwards may be limited in future years. Accordingly, the valuation allowance is principally related to NOL carry-forwards. The state net operating losses of approximately $29.0 million will expire in years beginning 2014. A deferred tax benefit has been calculated although a valuation allowance has been recorded due to lack of measureable future income.
At December 31, 2008, 2007, and 2006, the Company had no unrecognized tax benefits. Additionally, there were no interest or penalties recognized in the statement of operations for those years relating to income taxes.
A reconciliation of the provision for income taxes for the years ended December 31, 2008, 2007, and 2006 for the Company to the amount computed at federal statutory rate is follows:

	Year ended December 31,
	2008	2007	2006
Federal income tax at statutory rate	(35.0%)	(35.0%)	(35.0%)

State taxes, net of federal benefit	(4.8%)	(5.0%)	(4.8%)
Goodwill impairment	7.0%	6.2%	—
Other	0.5%	(.3%)	2.8%
Valuation allowance	32.4%	34.4%	38.4%

	0.1%	0.3%	1.4%

16. Related party transactions
From time-to-time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are on fair and reasonable terms that are no more favorable than those that would be available in a comparable transaction in arms-length dealings with an unrelated third party.
Leases
Certain of the veterinary facilities are owned by the Company’s veterinarians; and therefore, the Company pays rent to these veterinarians for use of the facilities. Monthly rents are based either on net revenues of the facility or are a fixed cost every month. During the years ended December 31, 2008, 2007, and 2006, the Company paid a total of $2.6 million, $2.6 million, and $0.6 million, respectively to veterinarians for monthly rent payments.
Consulting Services
In 2007, 62,065 common stock warrants at an exercise price of $6.16 were issued to Galen Partners for certain consulting work that was performed in conjunction with the pending merger between Echo and XLNT. One of the former members of the Company’s Board of Directors is a managing partner of Galen Partners.

17. Discontinued Operations
We report discontinued operations in accordance with the guidance of SFAS No. 144. Accordingly, we report clinics as discontinued operations when, among other things, we commit to a plan to divest a clinic through a sale or closure of the facility and that sale or closure will be completed within the next 12 months. Operating results and any gain or loss recognized on the divestiture of a clinic is reported as discontinued operations in the consolidated statement of operations for all periods presented.
During the fourth quarter of 2008, we committed to and completed our plan to close South Bay. A permanent decline in revenues at South Bay due to increased competition and loss of key veterinarians was the primary driver behind management’s decision to close the facility. No impairment charges for goodwill and intangibles was recorded during the year as the company took a one-time impairment charge in 2007 for the full value of the goodwill and intangibles that had been recorded.
The following amounts related to South Bay have been segregated from continuing operations and reported as discontinued operations through the date of closure, and do not reflect the costs of certain services provided to South Bay by the Company. Such costs, which were not allocated, were for services that included legal, insurance, accounting, human resources, and information technology systems support. Additionally, the Company uses a centralized approach to cash management and financing of its operations and accordingly, debt and the associated interest expense was not allocated to South Bay.

(Dollars in thousands)	2008	2007	2006
Revenues	$1,301	$2,241	$—
Operating loss	(566)	(396)	—
Impairment of goodwill and intangibles	—	(3,670)	—
Net loss	(573)	(4,066)	—
18. Commitments and Contingencies
Leases
The Company leases certain animal hospitals and equipment under capital and operating lease agreements. We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from 5 to 30 years. Lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. There are contingent rent payments on 4 animal hospitals, which are based on revenues of the individual animal hospitals.
Commitments’ relating to non-cancelable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

	Operating	Capital
2009	$3,653	$343
2010	3,523	247
2011	3,292	116
2012	3,221	9
2013	2,985	9
Thereafter	17,615	—

Total minimum future payments	$34,289	724

Less imputed interest		(51)
Less current portion		(312)

Long-term capital lease obligations		$361

Rent expense on our facilities totaled $4.4 million, $3.6 million, and $1.2 million in the years ended December 31, 2008, 2007, and 2006, respectively. See Note 16 for further information regarding rent payments.
The following summarizes amounts related to equipment leased by us under capital leases at December 31, 2008 and 2007 (in thousands):

	2008	2007
Equipment	$2,306	$2,151
Accumulated amortization	(1,684)	(1,067)

Net book value	$622	$1,084

Litigation Matters
We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations, or cash flows.
We have been served in a lawsuit stemming from our December 31, 2006 acquisition of Vetsurg, Inc., a veterinary hospital located in Southern California. The plaintiffs are the former owners of the hospital and have alleged various causes of action under contract and tort. Plaintiffs are seeking monetary damages in excess of $1,000,000 and an unwinding of the acquisition, among other remedies. We intend to vigorously assert all of our available defenses with respect to this matter. We do not believe that it is feasible to predict or determine the final outcome or resolution of the unresolved proceeding. However, a settlement or an adverse resolution of this matter may result in the payment of costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
19. Subsequent Events
New Financing
On January 21, 2009, the Company entered into a purchase agreement with certain investors pursuant to which the Company agreed to issue and sell up to $6.5 million of senior secured convertible notes in a private placement offering, with warrants to purchase up to 15,000,000 shares of the Company’s common stock upon shareholder approval. The notes are secured by a lien on substantially all of the Company’s assets.
The Company sold the first $3 million of the convertible notes on January 21, 2009, along with warrants to purchase 6,923,077 shares of common stock to Galen Partners and Camden Partners, the lead investors.
On February 4, 2009, the Company sold and issued to certain accredited investors, convertible notes worth an aggregate purchase price of $2.5 million in principal along with warrants to purchase 5,769,230 shares of common stock. The investors participating in the second closing, among others, were certain board members and executive officers of the Company.
On March 27, 2009, the Company sold and issued to certain employees of the Company as well as investors from the first closing, convertible notes worth an aggregate purchase price of $1.0 million in principal along with warrants to purchase 2,307,693 shares of common stock.
The convertible notes have a maturity date of January 21, 2013 and bear interest at 12% per annum, which is payable by increasing the principal amount of the notes semi-annually beginning on June 30, 2009. The notes convert at a rate of $10 per share; however, if the notes are repaid either at maturity or before then, the outstanding principal, unpaid accrued interest, and a premium of 184% of the original principal amount is due, which was based on how many holders of the Company’s existing notes issued in connection with previous veterinary hospital acquisitions agreed to a note amendment providing for a payment moratorium if the Company fails to generate specified levels of cash flow from operations during any fiscal quarter in 2009. The holders of the notes issued in the private placement may require the Company to redeem the notes at the outstanding principal amount plus the applicable premium if either there is a change of control as defined by the notes or if the Company fails, on or before October 31, 2009, to obtain stockholder approval of the issuance of common stock issuable under the notes and warrants.
The warrants, upon shareholder approval to issue common stock upon the exercise of the warrants, will be exercisable at $0.10 per share, or, if the Company issues additional common stock or common stock equivalents at a lower price, they would be exercisable at that lower price. The Company has the right to redeem the warrants at any time for a price equal to 12.5 times the exercise price, less the exercise price. If the Company’s shareholders do not approve the issuance of common stock underlying the warrants on or before October 31, 2009, or if an “event of default” (as defined by the notes) occurs prior to the date of such approval, then the holders of the warrants have the right to force redemption at a price per warrant equal to the average market price of the Company’s common stock for the five trading days ending October 31, 2009, less applicable exercise price. The warrants have an expiration date of January 21, 2016.
Amendment to Huntington Promissory Note
On March 30, 2009, the Company entered into the Amended and Restated Business Loan Agreement (the “ First Amendment”) dated as of March 30, 2009. The First Amendment waives the Company’s default of the prior covenants as of December 31, 2008, as well as through March 31, 2009. In addition, all future financial covenant requirements have been removed through the term of the loan.
Under the terms of the First Amendment, the Company is required to accelerate and make a $0.3 million principal payment on April 1, 2009 and then pay the remaining $1.1 million of principal over eighteen ratable monthly payments commencing on July 1, 2009 and ending on December 1, 2010. There was no change to the interest rate of the note. Additionally, upon execution of the First Amendment, the Company was required to pay a $100,000 restructuring fee and will be required to pay an additional restructuring fee of $150,000 on December 1, 2010. In addition to the restructuring payments, the Company also agreed to issue Huntington 250,000 warrants at an exercise price of $0.10 per share and to cancel the 78,614 current outstanding warrants with Huntington that had a exercise price of $2.72. The Company wrote-off the remaining $0.1 million of debt discount associated with this loan to interest expense in the accompanying by statement of operations.
Legal proceedings
In February 2009, a complaint was filed against the company by a former veterinarian of one of its animal hospitals. See Note 18 for further information.
20. Quarterly Financial Information
The following table sets forth unaudited balance sheet data for each of the Company’s first 3 quarters of 2008. The three quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 have been restated with comparisons to the results as previously reported. The restatement was due in part to the Company’s discovery that it has not been in compliance with certain financial covenants and other non-payment obligations regarding one of its promissory notes since the first quarter of 2008. The covenant violations provide the lenders the right to demand repayment; however, the Company was successful in obtaining a waiver on March 30, 2009. See Note 19 for further information on the First Amendment to the Huntington Business Loan Agreement.
The Company has re-examined the accounting treatment in light of the violation dating back to March 31, 2008 and now concludes that the more appropriate accounting treatment is to record the promissory note as a current liability rather than a long-term liability as of March 31, 2008, June 30, 2008 and September 30, 2008.

Additionally, certain term loans and convertible debentures of the Company contain provisions that allow the holder to call all or a portion of the notes once a period of time has passed or in some instances, if the Company is in violation of provisions of any other loans (including the Huntington Promissory Note). As such, those amounts should have been classified as short-term obligations as opposed to long-term obligations as well. As of December 31, 2008, the Company has reclassified approximately $3.1 million of its short term debt (as restated) back to long-term obligations as the Company completed the First Amendment.

	As Reported			As Restated
(dollars in thousands)	3/31/2008	6/30/2008	9/30/2008	3/31/2008	6/30/2008	9/30/2008
Balance Sheet:

Current portion of long-term obligations, net of debt discounts	1,663	2,320	2,254	5,394	5,924	5,723

Total long-term debt, net of debt discounts	24,358	8,798	10,208	20,627	5,194	6,739

Total debt	26,021	11,118	12,462	26,021	11,118	12,462

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.
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
Because PVGI was a private company as of December 31, 2007, PVGI was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and, therefore, was not required to make an assessment of the effectiveness of its internal control over financial reporting for the fiscal year ended December 31, 2007.
Following the consummation of the Merger, we began to implement an infrastructure to better manage the operations of the Company and its needs and requirements as a public reporting company, which included, among other things, the hiring of a corporate accounting and finance team, an internal audit professional, and human resources and legal support. We implemented procedures and processes that organized the financial statement preparation process and the capturing and recording of operational and financial information, and we are in the process of centralizing key hospital level accounting and administrative activities. We have implemented a variety of internal controls in many aspects of our operations. As we continue this process, we expect to be able to continue to improve and strengthen our internal control over financial reporting procedures to ensure that they are adequate and effective.
The process of designing and implementing effective internal controls and procedures is a continuous effort that will require the Company to anticipate and react to changes in its business and the economic and regulatory environments. It will also require the Company to continue to devote resources to assuring that the proper procedures, processes and people are in place as the Company grows in the future.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
The information required by Item 401 of Regulation S-K with respect to our executive officers is set forth under the heading “Executive Officers of Pet DRx” in Part I, Item 1, of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements. The Consolidated Financial Statements of Pet DRx are set forth in Part II, Item 8.
(a)(2) Financial Statement Schedules. Not applicable.
(a)(3) Exhibits. See Item 15(b) below.
(b) Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.
(c) Financial Statement Schedules. See Item 15(a) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: March 31, 2009	By:	/s/ Gene E. Burleson
Gene E. Burleson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gene E. Burleson
Gene E. Burleson	Chairman of the Board and Chief Executive Officer	March 31, 2009

/s/ Harry L. Zimmerman
Harry L. Zimmerman	Executive Vice President and Chief Financial Officer	March 31, 2009

/s/ Kyle Morse
Kyle Morse	Vice President, Corporate Controller and Chief Accounting Officer	March 31, 2009

/s/ Gary A. Brukardt
Gary A. Brukardt	Director	March 31, 2009

/s/ Richard Johnston
Richard Johnston	Director	March 31, 2009

/s/ Joel Kanter
Joel Kanter	Director	March 31, 2009

/s/ Richard O. Martin
Richard O. Martin	Director	March 31, 2009

/s/ J. David Reed
J. David Reed	Director	March 31, 2009

/s/ Zubeen Shroff
Zubeen Shroff	Director	March 31, 2009

EXHIBIT INDEX
Exhibits filed with this report are marked “*” in the table below. Exhibits furnished with this report are marked “**” in the table below.

Exhibit
No.	Description

2.1	Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 by and among Echo Healthcare Acquisition Corp. (the “Company”), Pet DRx Acquisition Company and XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, as amended, filed on November 8, 2007.)

3.1	Second Amended and Restated Certificate of Incorporation of Pet DRx Corporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

3.2	Amended and Restated By-laws of Pet DRx Corporation. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

4.2	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

4.4	Form of Warrant Agent Agreement by and between Corporate Stock Transfer, Inc. and the Company. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

4.5	Warrant Clarification Agreement by and between Company and Corporate Stock Transfer, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q filed on March 20, 2007.)

10.1	Form of Stock Escrow Agreement by and among the Company, Corporate Stock Transfer, Inc. and the Existing Stockholders. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

10.2	Form of Registration Rights Agreement by and among the Company and the Existing Stockholders. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

10.3	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Eugene A. Bauer. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.4	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Gary A. Brukardt. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.5	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Gene E. Burleson. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

Exhibit
No.	Description

10.6	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Alastair Clemow. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.7	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Joel Kanter. (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.8	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Richard Martin. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.9	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Kevin Pendergest. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.10	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Windy City, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.11	Letter Agreement by and among the Company, Morgan Joseph & Co. Inc. and Chicago Investments, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, as amended, filed on March 8, 2006.)

10.12	Form of Unit Option Purchase Agreement by and among the Company, Morgan Joseph & Co. and Roth Capital Partners, LLC. (Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

10.13	Founding Director Warrant Purchase Agreement by and among the Company and Certain Directors of the Company. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 24, 2006.)

10.14	Second Amendment to Subordinated Revolving Line of Credit Agreement dated November 2, 2007 by and among Echo Healthcare Acquisition Corp., Richard Martin, Gene Burleson and Chicago Investments, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.)

10.15	Executive Employment Agreement by and between XLNT Veterinary Care, Inc. and Robert Wallace. (Incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.16	Executive Employment Agreement by and between XLNT Veterinary Care, Inc. and Steven Johnson (Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-4, as amended, filed on November 11, 2007.)

10.17	Executive Employment Agreement by and between XLNT Veterinary Care, Inc. and Gregory Eisenhauer (Incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4, as amended, filed on November 11, 2007.)

10.18	Executive Employment Agreement by and between XLNT Veterinary Care, Inc. and George Villasana (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4, as amended, filed on November 11, 2007.)

10.19	Amendment to Executive Employment Agreement dated August 14, 2008 between Gregory J. Eisenhauer and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on November 14, 2008.)

Exhibit
No.	Description

10.20	Separation Agreement dated September 25, 2008 between Robert Wallace and the Company. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q filed on November 14, 2008.)

10.21*	Executive Employment Agreement by and between Gene E. Burleson and the Company.

10.22*	Executive Employment Agreement by and between Harry L. Zimmerman and the Company.

10.23	Separation Agreement effective December 31, 2008 between Steven T. Johnson and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2009.)

10.24	XLNT Veterinary Care, Inc. 2004 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.25	Form of XLNT Veterinary Care, Inc. Non-Qualified Stock Option Agreement by and between XLNT Veterinary Care, Inc. and Certain Employees of XLNT Veterinary Care. Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.26	Form of XLNT Veterinary Care, Inc. Non-incentive Stock Option Agreement by and between XLNT Veterinary Care, Inc. and Certain Executives of XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.27	2007 Pet DRx Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-4, as amended, filed on November 11, 2007.)

10.28*	Form of Stock Option Agreement for stock options granted to Employees under the 2007 Pet DRx Corporation Stock Incentive Plan.

10.29	Form of Stock Option Agreement for stock options granted to Non-Employee Directors under the 2007 Pet DRx Corporation Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 10-Q filed on May 14, 2008.)

10.30	Pet DRx Corporation 2008 Employee Bonus Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 10-Q filed on May 14, 2008.)

10.31	Pet DRx Corporation 2008 Non-Employee Director Compensation Program. (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 10-Q filed on May 14, 2008.)

10.32	Pet DRx Corporation 2009 Employee Bonus Plan. (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on March 23, 2009.)

10.33	Pet DRx Corporation 2009 Non-Employee Director Compensation Program. (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on March 23, 2009.)

10.34	Board Voting Agreement dated as of January 4, 2008 by and among the Company and Certain Stockholders named on the signature pages thereof. (Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.35	Form of Indemnification Agreement for Executive Officers and Directors by and between XLNT Veterinary Care, Inc. and Certain Executive Officers and Directors of XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.36	Form of Stock Purchase Warrant Issued by XLNT Veterinary Care, Inc. to Certain Lenders. (Incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

Exhibit
No.	Description

10.37	Form of Convertible Promissory Note Issued to Sellers of Veterinary Clinics Acquired by XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.38	Form of Warrant to Purchase Common Stock of XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.39	Warrant to Purchase Common Stock of XLNT Veterinary care, Inc. for Galen Partners IV, L.P. dated September 26, 2007. (Incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.40	Promissory Note between XLNT Veterinary Care, Inc. and Huntington Capital, L.P. in the amount of $1,400,000 dated November 2, 2005. (Incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.41	Promissory Note between XLNT Veterinary care, Inc. and St. Cloud in the amount of $1,600,000 dated November 4, 2005. (Incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.42	Credit Agreement by and between XLNT Veterinary Care, Inc. and Fifth Street Mezzanine Partners II, L.P. dated March 29, 2007. (Incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.43	Security Agreement by and between XLNT Veterinary Care, Inc. and Fifth Street Mezzanine Partners II, L.P. dated March 29, 2007. (Incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.44	Environmental Compliance Agreement by and between XLNT Veterinary care, Inc. and Fifth Street Mezzanine Partners II, L.P. dated June 2007. (Incorporated by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.45	Right of First Offer and Last Look Agreement by and between XLNT Veterinary Care, Inc. and Fifth Street Mezzanine Partners II, L.P. dated June 29, 200. (Incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.46	First Amendment to Credit Agreement by and between XLNT Veterinary Care, Inc. and Fifth Street Mezzanine Partners II, L.P. dated November 27, 2007. (Incorporated by reference to Exhibit 10.36 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.47	Co-Sale Agreement by and among the Company and the Certain Stockholders named on signature pages thereof dated September 11, 2006. (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.48	Form of Lock-Up Agreement entered into by and between the Company and the Company’s Founding Stockholders. (Incorporated by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.49	Form of Lock-Up Agreement entered into by and between the Company and Certain of XLNT’s Significant Stockholders. (Incorporated by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.50	Escrow Agreement dated as of February 12, 2008 by and among the Company, the stockholder representatives acting on behalf of the former stockholders of XLNT Veterinary Care, Inc., and JP Morgan Chase Bank, National Association, as Escrow Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 12, 2008.)

Exhibit
No.	Description

10.51	Amended and Restated Registration Rights Agreement dated as of February 12, 2008 by and among the Company, the founders of the Company, as listed on the signature pages thereof, and former affiliates of XLNT Veterinary Care, Inc., as listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 12, 2008.)

10.52	First Amendment to Credit Agreement and Loan Documents dated as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, XLNT Veterinary Care, Inc., as Lead Borrower, certain subsidiaries of XLNT Veterinary Care, Inc. named therein, as Non-Lead Borrowers, and Bay Area Veterinary Specialist, Inc. and Bradshaw Veterinary Clinic, Inc., as New Borrowers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2008.)

10.53	Second Amendment to Credit Agreement and Loan Documents dated as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, and XLNT Veterinary Care, Inc., as Borrower. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2008.)

10.54	Guaranty made as of February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Lender, and the Company, as Guarantor. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 25, 2008.)

10.55	Security Agreement dated February 19, 2008 by and among Fifth Street Mezzanine Partners II, L.P., as Secured Party, and the Company, Bay Area Veterinary Specialist, Inc., and Bradshaw Veterinary Clinic, Inc., as Debtors. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 25, 2008.)

10.56	Form of 12% Senior Convertible Note. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2009.)

10.57	Form of Warrant to Purchase Shares of Common Stock. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 27, 2009.)

10.58	Registration Rights Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2009.)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 5.1 of the Company’s Current Report on Form 8-K filed February 12, 2008.)

16.1	Letter from Eisner LLP to the Securities and Exchange Commission dated January 7, 2008. (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

21.1*	List of Subsidiaries

31.1 *	Section 302 Certification from Gene E. Burleson

31.2 *	Section 302 Certification from Harry L. Zimmerman

32.1 **	Section 906 Certification from Gene E. Burleson

32.2 **	Section 906 Certification from Harry L. Zimmerman