Form 10-K/A
period 2008-12-31
Pet DRx CORP
filed 2009-04-30
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Pet DRx Corporation for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008 and the cover page of the Amendment now reflects we will not be incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Pet DRx Corporation and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.
 ii

 iii

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by Item 401 of Regulation S-K with respect to our executive officers is set forth under the heading “Executive Officers of Pet DRx” in Part I, Item 1, of the Original Filing. The following table sets forth information with respect to our board of directors as of April 28, 2009.

Name	Age	Current Position with Pet DRx
Gene E. Burleson	68	Chairman of the Board and Chief Executive Officer
Gary A. Brukardt	63	Director
Richard Johnston	74	Director
Joel Kanter	52	Director
Richard O. Martin	69	Director
J. David Reed, DVM	60	Director and Senior Vice President of Operations
Zubeen Shroff	44	Director
BOARD VOTING AGREEMENT
     On January 4, 2008, a wholly-owned subsidiary of Echo Healthcare Acquisition Corp. (“Echo”) merged (the “Merger”) with and into XLNT Veterinary Care, Inc. (“XLNT”) and following the Merger Echo changed its name to Pet DRx Corporation and XLNT changed its name to Pet DRx Veterinary Group, Inc. (“PVGI”). In connection with the Merger, in January 2008, Pet DRx entered into a Board Voting Agreement with certain of our stockholders, pursuant to which such stockholders have agreed that for the three years following the Merger, they will each vote shares beneficially owned by them for the election to the Company’s board of directors of (a) Robert Wallace, for so long as Mr. Wallace is serving as the Chief Executive Officer of the Company or owns two percent or more of the Company’s fully diluted shares of common stock, (b) four designees named by the stockholder representatives designated by the former stockholders of PVGI (five in the event Mr. Wallace is no longer serving as a director), one of whom shall be the designee of Galen Partners IV LP or its affiliates and shall serve as the Company’s non-executive Vice-Chairman and (c) four designees named by Pet DRx’s initial stockholders, one of whom shall include Gene Burleson (who shall serve as the Chairman of the Company’s board of directors).

OUR BOARD OF DIRECTORS
     GENE E. BURLESON, the Company’s Chairman of the Board, has served as a director of the Company since its formation in June 2005. Mr. Burleson has served as interim Chief Executive Officer of the Company since September 25, 2008. Mr. Burleson also served as the Chief Executive Officer of the Company from its formation in June 2005 until it merged with PVGI. Mr. Burleson served as Chairman of the board of directors of Mariner Post-Acute Network, Inc., an operator of long-term care facilities, from January 2000 to June 2002. Mr. Burleson also served as Chairman of the board of directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, during 2003 and as a member of the board of directors from 1995 to 2003. Mr. Burleson also served on the board of directors of Deckers Outdoor Corporation (Nasdaq:DECK), an outdoor shoe company, where he served from 1993 until 2008; and Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations from 2004 to 2008. Mr. Burleson currently serves on the board of directors of SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals. In addition, Mr. Burleson is involved with several private companies, including Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology; and Marina Medical, Inc., a provider of medical billing and accounts receivable management services to hospital based physicians. Mr. Burleson served as Chairman of the board of directors of GranCare (formerly an NYSE listed company) from 1989 to 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare from 1990 to 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services, Inc. in 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. (formerly an NYSE listed company). Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services, Inc. in 1997. From 1986 to 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of American Medical International (AMI), one of the largest owners and operators of acute care hospitals in the nation. Based in London from 1981 to 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson graduated from East Tennessee State University with a Bachelor of Science in accounting and earned an M.B.A. in 1972.
     GARY A. BRUKARDT, has served as a director of the Company since September 25, 2008. Mr. Brukardt has more than 30 years of varied healthcare experience and currently serves as chairman and chief executive officer of Specialty Care Services Group, a healthcare company based in Nashville, Tennessee. From 2003 until March of 2006, Mr. Brukardt served as a director, president and chief executive officer of Renal Care Group (now Fresenius Medical Care), a provider of dialysis services to patients with chronic kidney failure. From 1996 until 2003, Mr. Brukardt also served as executive vice president and chief operating officer of Renal Care Group, which provided dialysis and ancillary services to over 32,300 patients through 456 outpatient dialysis centers in 34 states in addition to providing acute dialysis services to more than 200 hospitals. Prior to joining Renal Care Group, Mr. Brukardt served as executive vice president of Baptist Health Care affiliates as well as chairman and president of HealthNet, a managed care company. Mr. Brukardt also served as a director of Echo Healthcare Acquisition Corp. from 2005 until the Merger. Mr. Brukardt received his B.A. from the University of Wisconsin at Oshkosh and earned an MBA from Thunderbird School of Global Management in Arizona.
     RICHARD JOHNSTON, has served as a director of the Company since January 4, 2008. Mr. Johnston served as a director of PVGI from February 2006 until the Merger. Mr. Johnston has been a Managing Member of Camden Partners Holdings, LLC since February 2002. Mr. Johnston has over 40 years of investment experience and is focused primarily on investments in the health care sector. He serves as Chairman of the Boards of Atricure, Inc. (Nasdaq:ARTC), Biomedical Enterprises, Inc., and Picis, Inc., and as a Director of Liposcience, Inc., Lombard Medical Technology PLC (LON AIN: LMT), Medivance, Inc. and Wedmedx, Inc., all of which are Camden Portfolio companies. Previously, Mr. Johnston was Vice President of Investments and a Director of The Hillman Company, an investment holding company with diversified operations, where he was employed from 1961 to 2000. Beginning in June 1970, he was responsible for deal origination and investor representative relations with numerous private equity financings, including HBO, Medical Care International and Rehab Services among many others in healthcare; Dial Page, Nextel, and Brooks Fiber among many others in telecommunications services together with a variety of other investments in capital goods, financial services, and transportation. Additionally, Mr. Johnston managed marketable securities portfolios for Hillman entities, including small-cap portfolios, and originated and/or monitored limited partnership holdings in numerous private equity funds including Brentwood Associates, Kohlberg Kravis Roberts, Columbia Capital, Technology Crossover and Crosslink. He has been an Advisor to several private equity funds, including Bridge Capital, Health Care Capital Partners and T. Rowe Price Threshold Funds. He was Chairman of the Boards of The Western Pennsylvania Hospital from 1979 to 1999 and The Western Pennsylvania Healthcare System from 1984 to 2000, and was Chairman of the Board of West Penn Allegheny Health System upon its founding in 2000. Mr. Johnston earned a Bachelor of Science from Washington and Lee University and an M.B.A. from The Wharton School, University of Pennsylvania.
     JOEL KANTER, has served as a director of the Company since its formation in June 2005. Mr. Kanter served as a director of PVGI from 2005 until the Merger. Mr. Kanter served as Echo’s President and Secretary since its formation in June 2005 until the Merger, and has served as President of Windy City, Inc., a privately-held investment firm, since 1986. From 1995 to 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company (formerly listed on Nasdaq). Walnut Financial’s primary business focus was the provision of different forms of financing to small businesses. Walnut Financial accomplished this objective by providing equity financing to start-up and early stage development companies, bridge financing and factoring services to small and medium-sized companies, and by providing later stage institutional financing to more mature enterprises through an institutional fund it ran for the Teachers Retirement System of Illinois. Over the course of its 13 year history, Walnut Financial provided financing to over 300 companies, including many that became well known ventures including Plax Mouthwash (Oral Research Laboratories), Sonicare Toothbrushes (Optiva Corp.), the first manufacturer of Global Positioning System devices (Magellan Corp.), the largest and only nationwide Preferred Provider Organization (First Health), what became the country’s fifth largest nursing home company (GranCare), and the third largest U.S. institutional pharmacy company (Vitalink Pharmacy Services, Inc.). Walnut Financial was acquired by THCG, Inc. in 1999. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors’ Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients included Amoco Oil, AT&T, Bankers Trust, Chase Manhattan Bank, General Motors and J.C. Penney. Mr. Kanter serves on the board of directors of several public companies including I-Flow Corporation (Nasdaq:IFLO), Magna-Lab, Inc. (OTC Bulletin Board:MAGLA.OB) and WaferGen BioSystems (OTCBB:WGBS.OB), which manufactures and sells systems for gene expression, genotyping and stem cell research for the life sciences pharmaceutical and drug discovery industry. Mr. Kanter served on the Board of Encore Medical Corporation (Nasdaq: ENMC) prior to its going-private merger led by Blackstone in November 2006. Mr. Kanter also serves on the board of directors of several private companies; DTS America f/k/a Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology, where he has served since 1989; MathMastery, Inc., a company that develops homework help products for the educational market; and Prescient Medical, Inc. an early stage company seeking methods to identify and treat vulnerable plaque in cardiology patients. He is the past President of the Board of Trustees of The Langley School in McLean Virginia and a current Trustee at the Georgetown Day School in Washington, D.C. Mr. Kanter graduated from Tulane University in 1978 with a Bachelor of Science in Psychology and a Bachelor of Arts in Political Science.
     RICHARD O. MARTIN, PHD, has served as a director of the Company since its formation in June 2005. Dr. Martin retired in 2001 as President of Medtronic Physio-Control Corp. (NYSE:MDT), the successor company to Physio-Control International Corporation, the worldwide leader in external defibrillation, monitoring and noninvasive pacing devices. Dr. Martin became President of Physio-Control International Corporation in 1991 when Physio-Control International Corporation was part of Eli-Lilly (NYSE:LLY). During his tenure at Physio-Control International Corporation, Dr. Martin instituted company-wide quality improvement programs, rebuilt the management team after separation from the company’s pharmaceutical parent, and was instrumental in taking the company public in 1995. In September 1998, Physio-Control International Corporation merged with Medtronic, Inc. Previously, Dr. Martin was with Sulzermedica, Inc., where he was Vice President of Cardiovascular Business Development. Prior to that, he held several senior executive positions in engineering, marketing and sales with Intermedics, Inc. before being named President and Chief Operating Officer of that company in 1985. Dr. Martin also served as Director, President and Chief Operating Officer of Positron Corporation during 1989 and 1990. Before joining the corporate world, he taught at Christian Brothers College and the University of Tennessee. Dr. Martin served on the board of directors of the Northwest affiliate of the American Heart Association and was its Chairman from 1997 to 1999. He served on the board of directors of the Medical Device Manufacturers Association and was its Chairman from 1996 to 1998. He served as a board member of the Washington Council of AeA (formerly American Electronics Association), the U.S.’s largest trade association representing the high tech industry, from 1991 to 2001 and as AeA’s national chairman during 2000 through 2001. Dr. Martin currently serves on the boards of directors of CardioDynamics International Corporation (Nasdaq:CDIC), a company that develops, manufactures and markets noninvasive impedance cardiography diagnostic and monitoring technologies and electrocardiograph electrode sensors, where he has served since 1997; Inovise Medical, a company that develops and markets advanced electrocardiographic systems, where he has served since 2001; Cardiac Dimensions, an early stage company that develops minimally invasive tools for mitral valve repair, where he has served since 2001; and Prescient Medical, an early stage company developing diagnostic and therapeutic products designed to prevent heart attacks caused by vulnerable plaque. Dr. Martin also served on the board of directors of Encore Medical Corporation prior to its merger with Blackstone in November 2006. Dr. Martin received his BSEE in 1962 from Christian Brothers College; MSEE in 1964 from Notre Dame; and PhD in Electrical Engineering in 1970 from Duke University.
     J. DAVID REED, DVM, has served as a director of the Company since January 4, 2008. Dr. Reed served as a director of PVGI since October 2004 until the Merger and served as Secretary of PVGI from October 2004 until June 2007. Dr. Reed has served as Senior Vice President of Operations of the Company since September 25, 2008 and as the Director of PVGI’s Hospital Operations for Northern California since October 2004. From 1999 until October 2004, Dr. Reed served as owner and medical director of Lawrence Pet Hospital in Santa Clara, California, which he opened in 1999. In 1998, Dr. Reed purchased Bascom Animal hospital. From 1992 until 1996, Dr. Reed served as Medical Director of Pets’ Rx, including following VCA Antechs’ purchase of Pets’ Rx in 1996, where he served as liaison between the corporation and practitioners until 1998. In 1980, Dr. Reed became a practice-owner when he took over a multi-doctor practice in Los Gatos, California, which was purchased by Pets’ Rx in 1992. At the same time, Dr. Reed served as president of the Santa Clara County Veterinary Medical Association from January 1980 until December 1980. Dr. Reed received his Doctor of Veterinary Medicine from the University of Illinois in 1972.
     ZUBEEN SHROFF, has served as a director of the Company since March 18, 2009. Mr. Shroff previously served as the Vice Chairman of the Board from January 2008 to December 17, 2008. From February 2006 until the merger of the Company with and into Pet DRx Veterinary Group, Inc., f/k/a XLNT Veterinary Care, Inc. (“PVGI”) on January 4, 2008 (the “Merger”), Mr. Shroff served as a director of PVGI. Mr. Shroff served as Chairman of the Board of PVGI from March 8, 2007 until the effective date of the Merger. Mr. Shroff has served as Managing Director of Galen Partners, a healthcare private equity firm founded in 1990, since 1998. Mr. Shroff joined Galen in 1997 from The Wilkerson Group, where he was a Principal with a client base including pharmaceutical, diagnostics, device and biotech companies, plus a select number of venture capital firms Prior to joining The Wilkerson Group, Mr. Shroff worked at Schering-Plough France, a manufacturer of healthcare products and medicines, where he directed the marketing and Phase IV clinical development of the company’s high-growth biotech business. Mr. Shroff received a BA in Biological Sciences from Boston University and an MBA from the Wharton School, University of Pennsylvania. Mr. Shroff is currently serving as a director of the following companies: ONI Medical Systems, Aperio Technologies, National Rehab Equipment, Inc. and Tactile Systems Technology, Inc. Mr. Shroff has previously served as a director of the following companies: Cognia, Inc., Encore Medical Corporation, Essential Group, Inc., and Lumenos, Inc.

Additionally, Mr. Shroff is an Executive Committee Member of Boston University’s Medical School Advisory Board and is Chairman of the Westchester Medical Center Foundation Board.
Audit Committee
     We have a standing Audit Committee. The current members of the Audit Committee are Joel Kanter (Chair), Gary A. Brukardt, and Richard Martin. Our board of directors has determined that each of Messrs. Brukardt, Kanter and Martin satisfies the independence and financial literacy and expertise requirements under SEC rules, Nasdaq Stock Market rules and regulations and our Audit Committee Charter. In addition, the Board has determined that each of Messrs. Brukardt, Kanter and Martin is an “audit committee financial expert,” as the SEC has defined that term in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Code of Ethics
     We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of our code of conduct and ethics is filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2007, and we will also send a copy of such code of conduct and ethics to you upon written request. If we make any substantive amendments to our code of conduct and ethics which apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions or if we grant any waiver, including any implicit waiver, from a provision of the code of conduct and ethics to our officers or to the persons listed directly above, we will disclose the nature of the amendment or waiver on our website at www.petdrx.com or in a report filed on Form 8-K following such amendment or waiver.
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
     Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2008, all Section 16(a) filings applicable to our officers, directors and greater than ten percent stockholders were timely filed with an exception for one report covering one transaction. On behalf of Mr. Gary Brukardt, we filed a form 4 on October 1, 2008 (that was due on September 29, 2008) reflecting his award of a stock option grant of 65,000 shares to purchase our common stock on September 25, 2008 for his services as a non-employee director.

Item 11. Executive Compensation
Executive Compensation
Summary Compensation Table for Fiscal Year 2008
The following table shows compensation earned by our named executive officers.

							Non-Equity	Nonqualified
					Stock	Option	Incentive Plan	Deferred	All Other
					Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)	($)(1)	($)	Earnings ($)	($)(2)		Total ($)
Gene E. Burleson Chairman and Chief Executive Officer(3)	2008	$94,091	—		—	$161,891 (4)	—	—	—		$255,982
Harry L. Zimmerman Executive Vice President and Chief Financial Officer(5)	2008	$70,750	—		—	$37,564	—	—	—		$108,314
George A. Villasana	2008	$240,000	—			$257,417			$21,859	(14)	$519,276
Executive Vice President, General Counsel and Secretary(6)	2007	$109,744	$90,000	(7)	—	$26,609	—	—	—		$226,353
Robert Wallace	2008	$225,000	—		—	$92,470	—	—	$12,194	(15)	$329,664
Former Chief Executive Officer(8)	2007	$262,955	$150,000	(9)	—	$7,693	—	—	—		$420,648
Steven T. Johnson	2008	$350,000	—		—	$298,954	—		$383,608	(16)	$1,032,562
Former President and Chief Operating Officer(10)	2007	$152,564	$175,000	(11)	—	$16,937	—	—	—		$344,501
Gregory J. Eisenhauer	2008	$220,000	55,000	(13)		$144,692			$57,610	(17)	$477,302
Former Executive Vice President and Chief Financial Officer(12)	2007	$60,000	—		—	$8,471	—	—	—		$68,471

(1)	Represents the fair value of stock options granted in 2008 and prior periods for which compensation cost was recognized during the year without regard to estimated forfeitures valued in accordance with FAS 123 (R). For a description of the assumptions used in the calculation of these amounts, please refer to Note 14 contained in the Company’s audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

(2)	For 2007, the aggregate amount of perquisites and other personal benefits for each of our named executive officers was less than $10,000.

(3)	Mr. Burleson joined the Company in September 2008.

(4)	Of this amount, $114,489 reflects 101,000 stock options awarded for his service as a non-employee director and $47,401 reflects 315,472 stock options awarded for his service as Chief Executive Officer.

(5)	Mr. Zimmerman joined the Company in September 2008.

(6)	Mr. Villasana joined the Company in June 2007.

(7)	Reflects a discretionary bonus award to Mr. Villasana pursuant to his employment agreement with the Company, with $69,600 of this award representing his prorated target bonus payment and an additional award of $20,400 in recognition of his performance during 2007 related to certain transition matters including the Merger.

(8)	Mr. Wallace served as our Chief Executive Officer until he resigned effective September 25, 2008.

(9)	Reflects a discretionary bonus awarded to Mr. Wallace pursuant to his employment agreement with the Company.

(10)	Mr. Johnson joined the Company in July 2007. Mr. Johnson resigned from his position with the Company effective December 31, 2008.

(11)	Of this amount, $50,000 reflects a one-time signing bonus to Mr. Johnson and $125,000 reflects a guaranteed bonus for 2007, both of which were awarded pursuant to the employment agreement between Mr. Johnson and the Company discussed below.

(12)	Mr. Eisenhauer joined the Company in September 2007. Mr. Eisenhauer resigned from his position with the Company effective November 30, 2008.

(13)	Reflects a retention bonus earned by Mr. Eisenhauer for continuing his employment as principal financial officer of the Company through a predetermined transition period.

(14)	Consists of disability insurance premiums of $904, medical insurance premiums of $3,647, contribution payments to an HSA account in the amount of $1,250, dental insurance premiums of $477, life insurance premiums of $676, and relocation expense reimbursements of $14,905.

(15)	Consists of disability insurance premiums of $549, medical insurance premiums of $5,231, dental insurance premiums of $358, life insurance premiums of $437, and contributions to a 401 (k) plan account of $5,619.

(16)	Consists of disability insurance premiums of $876, medical insurance premiums of $6,161, contribution payments to an HSA account in the amount of $2,500, dental insurance premiums of $477, life insurance premiums of $582, contributions to a 401 (k) plan account of $3,911, and relocation expense reimbursements of $84,679. Mr. Johnson also received $9,423 in his final paycheck for seven accrued but unused vacation days from 2008 and will receive an amount equal to $275,000 in cash payable in two equal installments as follows: $137,500 was paid on March 2, 2009 and $137,500 will be paid on May 1, 2009.

(17)	Consists of disability insurance premiums of $876, medical insurance premiums of $6,651, contribution payments to an HSA account in the amount of $5,000, dental insurance premiums of $477, life insurance premiums of $582, contributions to a 401 (k) plan account of $3,007, and relocation expense reimbursements of $41,018.

Employment Agreements
     We have entered into employment agreements with Gene E. Burleson, Harry L. Zimmerman and George A. Villasana. In addition, we had employment agreements with Robert Wallace, our former Chief Executive Officer, Steven T. Johnson, our former President and Chief Operating Officer and Gregory J. Eisenhauer, our former Executive Vice President and Chief Financial Officer. Summaries of these employment agreements are set forth below.
     Gene E. Burleson. In March 2009, the Company entered into an employment agreement with Mr. Burleson, with an effective date of November 18, 2008, pursuant to which he serves as the Company’s Chief Executive Officer. The agreement with Mr. Burleson provides for an annual base salary of $360,000. Mr. Burleson is also eligible to receive an annual bonus in an amount and based on criteria to be determined by the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Board. Under the terms of the agreement, if we terminate Mr. Burleson’s employment for any reason other than “cause,” or if he terminates his employment with us for “good reason” (each as defined in the employment agreement), he is entitled to receive an amount equal to the amount of his annual base salary, payable over a twelve (12) month period. In addition, all of the options to purchase common stock of the Company held by Mr. Burleson shall immediately fully vest and become exercisable. The agreement provides that if we terminate Mr. Burleson’s employment without cause, or if he terminates his employment for good reason, in either case, within twelve (12) months following a “Change in Control” (as defined in the employment agreement) of the Company, the severance described above shall be paid in a single lump sum within sixty (60) days following Mr. Burleson’s termination of employment. To receive the severance, Mr. Burleson must sign a release of claims against us. Mr. Burleson will also be entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. The agreement also contains certain non-competition and non-solicitation covenants that apply during his employment and for one year after his termination of employment. The agreement also contains a requirement that Mr. Burleson execute a confidentiality agreement.
     Harry L. Zimmerman. In March 2009, the Company entered into an employment agreement with Mr. Zimmerman, with an effective date of November 18, 2008, pursuant to which he serves as the Company’s Executive Vice President and Chief Financial Officer. The agreement with Mr. Zimmerman provides for an annual base salary of $300,000. Mr. Zimmerman is also eligible to receive an annual bonus in an amount and based on criteria to be determined by the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Board. Under the terms of the agreement, if we terminate Mr. Zimmerman’s employment for any reason other than “cause,” or if he terminates his employment with us for “good reason” (each as defined in the employment agreement), he is entitled to receive an amount equal to the amount of his annual base salary, payable over a twelve (12) month period. In addition, all of the options to purchase common stock of the Company held by Mr. Zimmerman shall immediately fully vest and become exercisable. The agreement provides that if we terminate Mr. Zimmerman’s employment without cause, or if he terminates his employment for good reason, in either case, within twelve (12) months following a “Change in Control” (as defined in the employment agreement) of the Company, the severance described above shall be paid in a single lump sum within sixty (60) days following Mr. Zimmerman’s termination of employment. To receive the severance, Mr. Zimmerman must sign a release of claims against us. Mr. Zimmerman will also be entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. The agreement also contains certain non-competition and non-solicitation covenants that apply during his employment and for one year after his termination of employment. The agreement also contains a requirement that Mr. Zimmerman execute a confidentiality agreement.
     George A. Villasana. In June 2007, PVGI entered into an employment agreement with Mr. Villasana pursuant to which he served as PVGI’s General Counsel and Secretary. In October 2007, PVGI entered into an amended and restated agreement to replace Mr. Villasana’s June 2007 employment agreement, pursuant to which he continued to serve as PVGI’s General Counsel and Secretary. At the closing of the Merger, Mr. Villasana became General Counsel of Pet DRx, and we assumed the obligations of the employment agreement with Mr. Villasana. The agreement with Mr. Villasana provides for an annual base salary of $240,000. Pursuant to the employment agreement, we paid Mr. Villasana a discretionary bonus of $90,000, with $69,600 of this bonus representing his prorated target bonus payment and an additional award of $20,400 in recognition of his performance during 2007 related to certain transition matters including the Merger. For future years, Mr. Villasana is entitled to earn an annual cash bonus in the amount of fifty percent (50%) of his annual base salary (the “Base Bonus”) upon the achievement of objectives and targets established by the board of directors, with an opportunity to earn up to an additional fifty percent (50%) of his annual base salary based on outstanding performance in relation to such objectives and targets. The objectives and targets for Mr. Villasana will be set no later than ninety (90) days after the beginning of each year. Under the terms of the agreement, Mr. Villasana received an option to purchase 130,000 shares of common stock of PVGI shortly following the execution of the agreement. The option exercise price per share as to 48,182 shares was $4.75 per share, and the option exercise price per share as to 81,818 shares was $2.45 per share. One-third of the option will vest on each of the first three anniversaries of Mr. Villasana’s date of hire, June 12, 2007. Pursuant to the terms of the Merger, this option now represents the right to purchase (i) 37,148 shares of Pet DRx’s common stock at an exercise price of $6.16 per share and (ii) 63,081 shares of Pet DRx’s common stock at an exercise price of $3.18 per share. Pursuant to the employment agreement, Mr. Villasana was also granted an additional option to purchase 57,905 shares of Pet DRx’s common stock with an exercise price of $6.70 per share, which is the fair market price per share as of the date of grant. The option grants were in addition to the option to purchase 100,000 shares of PVGI Mr. Villasana previously received with an exercise price of $4.75 per share, which now represent the right to purchase 77,100 shares of Pet DRx’s common stock with an exercise price of $6.16 per share. These three option grants represent the number of shares of Pet DRx equal to one percent (1%) of the issued and outstanding stock of Pet DRx immediately following the Merger. Under the terms of the agreement, if we terminate Mr. Villasana’s employment for any reason other than “cause,” or if he terminates his employment with us for “good reason” (each as defined in the employment agreement), he is entitled to receive an amount equal to the sum of (x) the amount of his annual base salary and (y) an amount equal to his annual Base Bonus, payable over a twelve (12) month period. The agreement provides that if we terminate Mr. Villasana’s employment without cause, or if he terminates his employment for good reason, in either case, within twelve (12) months following a “Change in Control” (as defined in the employment agreement) of Pet DRx, the severance described above shall be paid in a single lump sum within sixty (60) days following Mr. Villasana’s termination of employment. To receive the severance, Mr. Villasana must sign a release of claims against us. Mr. Villasana will also be entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. In addition, the stock options described above shall vest pro rata based on the number of months Mr. Villasana has worked since the last vesting date. The agreement also provides that if we terminate Mr. Villasana’s employment without cause, or if he terminates his employment for good reason, in either case, twelve (12) months following a “Change in Control” (to be defined in the option agreements), the options described above (except the option for 100,000 shares he previously received) shall immediately fully vest and become exercisable. The option for 100,000 shares of PVGI he previously received will be governed in accordance with the terms of that option agreement which provides that such option vested upon consummation of the Merger. The agreement also contains certain non-competition and non-solicitation covenants that apply during his employment and for one year after his termination of employment. The agreement also contains a requirement that Mr. Villasana execute a confidentiality agreement.
     Robert Wallace. In July 2007, PVGI entered into an employment agreement with Mr. Wallace pursuant to which he served as Chief Executive Officer of PVGI responsible for investor relations, business development and strategic vision. At the closing of the Merger, he became Pet DRx’s Chief Executive Officer and we assumed the obligations of the employment agreement with Mr. Wallace. The term of the agreement was for three (3) years but would automatically renew for successive one (1) year periods unless terminated by either party with at least thirty (30) days advance written notice. The agreement with Mr. Wallace provided for an annual base salary of $300,000. Under the employment agreement, Mr. Wallace was eligible to receive an annual cash performance bonus in an amount equal to fifty percent (50%) of his annual base salary upon the achievement of certain performance objectives as determined by the board of directors. Pursuant to the employment agreement, on January 10, 2008, Mr. Wallace was granted an option to purchase 117,559 shares of our common stock, which is equal to one-half percent of the issued and outstanding shares of Pet DRx immediately following the consummation of the Merger. The exercise price of such options was $6.70, which is the “Parent common stock Per Share Issue Price” (as defined in the Merger Agreement) Under the employment agreement, Mr. Wallace was eligible to receive stock options, restricted stock or other equity incentive grants, subject to the approval of the board of directors. Under the terms of the agreement, if we terminated Mr. Wallace’s employment for any reason other than “cause,” or if he terminated his employment with us for “good reason” (each as defined in the employment agreement), he was entitled to receive an amount equivalent to twelve (12) months of his then in effect Base Salary. The agreement also contained certain confidentiality covenants.
     On September 25, 2008, Mr. Wallace voluntarily terminated his employment with us effective on that date. Mr. Wallace did not receive any payments under his employment agreement in connection with his termination of employment. However, the Company entered into a separation agreement with Mr. Wallace in connection with his resignation. The separation agreement included a mutual non-disparagement clause and a general release of any claims against the Company by Mr. Wallace. The separation agreement also provided that Mr. Wallace will be entitled to indemnification from the Company for acts and omissions while he was employed by, or served as a director of the Company, consistent with the certificate of incorporation and by-laws of the Company. The separation agreement also provided that, in order to ensure a smooth transition after his resignation, Mr. Wallace would serve as an independent advisor to the Company pursuant to an independent advisor consulting agreement. The independent advisor consulting agreement was included as an exhibit to the separation agreement. Under the independent advisor consulting agreement, Mr. Wallace provided consulting and advisory services for the Company and assisted with transition matters that related to his prior duties with the Company. He also assisted in matters relating to business development activities, certain real estate sale-and-leaseback transactions and other matters. Mr. Wallace received a monthly fee of $25,000 for these services. He was eligible to receive a success fee equal to one percent of the trailing twelve month revenue in connection with the acquisition of certain target hospitals. In addition, Mr. Wallace was eligible to receive a transaction fee equal to one percent of the net proceeds realized by the Company in connection with the consummation of any sale-and-leaseback transaction in which he was involved. Mr. Wallace did not earn a success fee or transaction fee and is no longer eligible for any such fees since no acquisition or sale-and-leaseback transaction was consummated during the term of the of the independent advisor consulting agreement or within ninety days after the termination of such agreement. The independent advisor consulting agreement terminated on November 30, 2008. Also, in connection with Mr. Wallace’s resignation, the parties to that certain Co-Sale Agreement (filed as Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2008) have released Mr. Wallace from any future obligations thereunder.
     Steven T. Johnson. In October 2007, PVGI entered into an employment agreement with Mr. Johnson pursuant to which he served as PVGI’s President and Chief Operating Officer. At the closing of the Merger, Mr. Johnson became the President and Chief Operating Officer of Pet DRx, and we assumed the obligations of the employment agreement with Mr. Johnson. The agreement with Mr. Johnson provided for an annual base salary of $350,000. Pursuant to the agreement, Mr. Johnson received a one-time signing bonus of $50,000 and a guaranteed bonus for 2007 of $125,000. For future years, Mr. Johnson was entitled to earn an annual cash bonus in the amount of fifty percent (50%) of his annual base salary (the “Base Bonus”) upon the achievement of objectives and targets established by the board of directors, with an opportunity to earn up to an additional fifty percent (50%) of his annual base salary based on outstanding performance in relation to such objectives and targets. The objectives and targets for Mr. Johnson were to be set no later than ninety (90) days after the beginning of each year. Under the terms of the agreement, Mr. Johnson received an option to purchase 700,000 shares of common stock of PVGI shortly following the execution of the agreement. The option exercise price per share as to 454,545 shares was $4.75, and the option exercise price per share as to 245,455 shares was $2.45 per share. One-third of the option would vest on each of the first three anniversaries of Mr. Johnson’s date of hire, July 9, 2007. Pursuant to the terms of the Merger, this option represented the right to purchase (i) 350,454 shares of Pet DRx’s common stock at an exercise price of $6.16 per share and (ii) 189,245 shares of Pet DRx’s common stock at an exercise price of $3.18 per share. Pursuant to the employment agreement, on January 10, 2008, Mr. Johnson was also granted an additional option to purchase 166,009 shares of Pet DRx’s common stock with an exercise price of $6.70, the fair market price per share on the date of grant. These two option grants represent the number of shares of Pet DRx equal to three percent (3%) of the issued and outstanding stock of Pet DRx immediately following the Merger. Under the terms of the agreement, if we terminated Mr. Johnson’s employment for any reason other than “cause,” or if he terminated his employment with us for “good reason” (each as defined in the employment agreement), he was entitled to receive an amount equal to the sum of (x) the amount of his annual base salary and (y) an amount equal to his annual Base Bonus, payable over a twelve (12) month period. The agreement provided that if we terminated Mr. Johnson’s employment without cause, or if he terminated his employment for good reason, in either case, within twelve (12) months following a “Change in Control” (as defined in the employment agreement) of Pet DRx, the severance described above would be paid in a single lump sum within sixty (60) days following Mr. Johnson’s termination of employment. To receive the severance, Mr. Johnson was required to sign a release of claims against us. Mr. Johnson was also entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. In addition, the stock options described above would vest pro rata based on the number of months Mr. Johnson has worked since the last vesting date. The agreement also provided that if we terminated Mr. Johnson’s employment without cause, or if he terminated his employment for good reason, in either case, within twelve (12) months following a “change in control” (to be defined in the option agreements), the options described above would immediately fully vest and become exercisable. The agreement also contained certain non-competition and non-solicitation covenants that applied during his employment and for one year after his termination of employment. The agreement also contained a requirement that Mr. Johnson execute a confidentiality agreement.
     On December 31, 2008, Mr. Johnson voluntarily terminated his employment with us effective on that date. Mr. Johnson did not receive any payments under his employment agreement in connection with his termination of employment. However, the Company entered into a separation agreement with Mr. Johnson in connection with his resignation. Under the separation agreement, Mr. Johnson will receive an amount equal to $275,000 in cash payable in two equal installments as follows: $137,500 paid on March 2, 2009; and $137,500 due on May 1, 2009. Mr. Johnson also received $9,423 in his final paycheck for seven accrued but unused vacation days from 2008. Under the separation agreement, Mr. Johnson may elect COBRA continuation coverage under the Company’s group health plans for himself and, if eligible, his spouse and dependents, at the same premium amount that similarly situated active employees pay for such coverage through the earlier of June 30, 2009 or the date that COBRA continuation coverage ends. The separation agreement also included a mutual non-disparagement clause and a general release of any claims against the Company by Mr. Johnson. The separation agreement also provided that, in order to ensure a smooth transition after his resignation, Mr. Johnson would serve as an independent advisor to the Company pursuant to an independent advisor consulting agreement. The independent advisor consulting agreement was included as an exhibit to the separation agreement. Under the independent advisor consulting agreement, Mr. Johnson provided consulting and advisory services for the Company and assisted with transition matters that related to his prior duties with the Company. Mr. Johnson received a monthly fee of $20,000 for these services. The independent advisor consulting agreement terminated on March 31, 2009.
     Gregory J. Eisenhauer. In October 2007, PVGI entered into an employment agreement with Mr. Eisenhauer pursuant to which he served as PVGI’s Chief Financial Officer. At the closing of the Merger, Mr. Eisenhauer became Pet DRx’s Chief Financial Officer, and we assumed the obligations of the employment agreement with Mr. Eisenhauer. The agreement with Mr. Eisenhauer provided for an annual base salary of $240,000. Pursuant to the employment agreement, our board of directors granted Mr. Eisenhauer an option to purchase 44,000 shares of Pet DRx common price at an exercise price of $6.50 (which represents a premium of approximately 60% over the closing price of Pet DRx’s common stock on the OTC Bulletin Board on the date of grant) for his 2007 performance. For future years, Mr. Eisenhauer was entitled to earn an annual cash bonus in the amount of fifty percent (50%) of his annual base salary (the “Base Bonus”) upon the achievement of objectives and targets established by the board of directors, with an opportunity to earn up to an additional fifty percent (50%) of his annual base salary based on outstanding performance in relation to such objectives and targets. The objectives and targets for Mr. Eisenhauer were to be set no later than ninety (90) days after the beginning of each year. Under the terms of the agreement, Mr. Eisenhauer received an option to purchase 350,000 shares of common stock of

PVGI shortly following the execution of the agreement. The option exercise price per share as to 227,273 shares was $4.75 per share, and the option exercise price per share as to 122,727 shares was $2.45 per share. One-third of the option would vest on each of the first three anniversaries of Mr. Eisenhauer’s date of hire, September 16, 2007. Pursuant to the terms of the Merger, this option now represents the right to purchase (i) 175,227 shares of Pet DRx’s common stock at an exercise price of $6.16 per share and (ii) 94,622 shares of Pet DRx’s common stock at an exercise price of $3.18 per share. Pursuant to the employment agreement, Mr. Eisenhauer was also granted an additional option to purchase 83,005 shares of Pet DRx’s common stock with an exercise price of $6.70 per share, which is the fair market price per share as of the date of grant. These two option grants represent the number of shares of Pet DRx equal to one and a half percent (1.5%) of the issued and outstanding stock of Pet DRx immediately following the Merger. Under the terms of the agreement, if we terminated Mr. Eisenhauer’s employment for any reason other than “cause,” or if he terminated his employment with us for “good reason” (each as defined in the employment agreement), he was entitled to receive an amount equal to the sum of (x) the amount of his annual base salary and (y) an amount equal his annual Base Bonus, payable over a twelve (12) month period. The agreement provided that if we terminated Mr. Eisenhauer’s employment without cause, or if he terminated his employment for good reason, in either case, within twelve (12) months following a “change in control” (as defined in the employment agreement) of Pet DRx, the severance described above would be paid in a single lump sum within sixty (60) days following Mr. Eisenhauer’s termination of employment. To receive the severance, Mr. Eisenhauer was required to sign a release of claims against us. Mr. Eisenhauer would also be entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. In addition, the stock options described above would vest pro rata based on the number of months Mr. Eisenhauer had worked since the last vesting date. The agreement also provided that if we terminated Mr. Eisenhauer’s employment without cause, or if he terminated his employment for good reason, in either case, twelve (12) months following a “change in control” (to be defined in the option agreements), the options described above would immediately fully vest and become exercisable. The agreement also contained certain non-competition and non-solicitation covenants that applied during his employment and for one year after his termination of employment. The agreement also contained a requirement that Mr. Eisenhauer execute a confidentiality agreement.
     Mr. Eisenhauer voluntarily terminated his employment with us effective as of November 30, 2008. In connection with Mr. Eisenhauer’s resignation, the employment agreement was amended on August 14, 2008 (the “Amendment”). Under the Amendment, Mr. Eisenhauer served as principal financial officer of the Company until November 30, 2008. Mr. Eisenhauer received a retention bonus in the amount of $55,000 (the “Retention Bonus”), in consideration for his continued employment through November 30, 2008 and his execution and delivery of a separation agreement, which included non-disparagement and cooperation clauses and a general release of any claims against the Company by Mr. Eisenhauer. Mr. Eisenhauer was not entitled to an annual bonus for 2008. Mr. Eisenhauer also forfeited his option to purchase 44,000 shares of the common stock of the Company at $6.50 per share granted to him on March 28, 2008.

Outstanding Equity Awards At 2008 Fiscal Year-End
     The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2008.

Option Awards
			(d)
			Equity
		(c)	Incentive Plan
	(b)	Number of	Awards:
	Number of	Securities	Number of
	Securities	Underlying	Securities	(e)
	Underlying	Unexercised	Underlying	Option	(f)
	Unexercised	Options (#)	Unexercised	Exercise	Option
(a)	Options (#)	Unexercisable	Unearned	Price	Expiration
Name	Exercisable (1)	(1)	Options (#)	($)(2)	Date
Gene E. Burleson	36,000 (3)	0	—	$6.50	3/14/2018
	0	65,000 (4)	—	$6.50	3/14/2018
	105,157	210,315 (5)	—	$1.00	11/18/2018
Harry L. Zimmerman	83,333	166,667 (6)	—	$1.00	11/18/2018
George A. Villasana	77,100 (7)	0	—	$6.16	7/5/2017
	12,382	24,766 (8)	—	$6.16	11/28/2017
	21,026	42,055 (8)	—	$3.18	11/28/2017
	0	57,905 (9)	—	$6.70	1/10/2018
Robert Wallace (10)	—	—	—	—	—
Steven T. Johnson (11)	—	—	—	—	—
Gregory J. Eisenhauer (12)	58,408	—	—	$6.16	11/29/2009
	31,540	—	—	$3.18	11/29/2009

(1)	The amounts listed in this column reflect the number of shares of Pet DRx common stock issuable upon exercise of the option. To the extent any of these options previously represented the right to receive shares of PVGI common stock, as a result of the Merger, these options now represent the right to receive Pet DRx’s common stock, with the number of shares underlying the options adjusted by multiplying the number of PVGI common stock by the exchange ratio in the Merger.

(2)	Reflects the adjustment of the option exercise price in the Merger by dividing the PVGI exercise price by the exchange ratio in the Merger. The exercise prices listed in this column represent the exercise price paid upon the exercise of the option to receive shares of Pet DRx common stock.

(3)	These options immediately vested on 03/14/2008.

(4)	These options vested in full on 01/04/2009.

(5)	33.33% of these options vest on 12/31/2008, 33.33% vest on 12/31/2009 and 33.33% vest on 12/31/2010.

(6)	33.33% of these options vest on 12/31/2008, 33.33% vest on 12/31/2009 and 33.33% vest on 12/31/2010.

(7)	These options fully vested on the date of the Merger.

(8)	33.33% of these options vest on 6/12/2008, 33.33% vest on 6/12/2009, and 33.33% vest on 6/12/2010.

(9)	33.33% of these options vest on 01/10/09, 33.33% vest on 01/10/2010 and 33.33% vest on 01/10/2011.

(10)	Mr. Wallace voluntarily resigned from his employment with us effective September 25, 2008 and, therefore, he had no outstanding options as of December 31, 2008.

(11)	Mr. Johnson voluntarily resigned from his employment with us effective December 31, 2008 and, therefore, he had no outstanding options as of December 31, 2008.

(12)	Due to Mr. Eisenhauer’s death on November 29, 2008, Mr. Eisenhauer’s vested options will expire on November 29, 2009.

NON-EMPLOYEE DIRECTOR COMPENSATION IN FISCAL YEAR 2008
     In 2008, our Board of Directors approved a compensation program (“2008 Director Program”) pursuant to which it would compensate members of the Board who are not our employees or our subsidiaries for their service on the Board and its committees as follows. Each non-employee director will receive a grant of an option to purchase 65,000 shares of Pet DRx’s common stock upon his or her appointment to the Board, which will generally vest on the one-year anniversary of the date of grant. On an annual basis, each non-employee director will receive a grant of an option to purchase 16,000 shares of Pet DRx’s common stock, which will be vested upon grant. Additionally, on an annual basis, the Chairman of the Board will receive a grant of an option to purchase 20,000 shares of Pet DRx’s common stock, the Chair of the Audit committee will receive an option to purchase 12,000 shares, and the Chairs of the Compensation Committee, the Nominating and Corporate Governance Committee and the Acquisition Committee will each receive an option to purchase 8,000 shares. These options will be vested upon grant. All options granted will have a term of ten years, subject to earlier termination upon a director’s termination of service with us, and will be granted at a premium over the market price on the date of grant. Non-employee directors will also be entitled to be reimbursed for expenses incurred in connection with Board and committee meetings. No other compensation will be paid or provided to our non-employee directors.
     On March 14, 2008, pursuant to the 2008 Director Program, each non-employee director was granted an option to purchase 65,000 shares of Pet DRx’s common stock, which vested on January 4, 2009, subject to the director remaining in service on this date, and an option to purchase 16,000 shares of Pet DRx’s common stock, that was fully vested upon grant. In addition, the Chairman of the Board and the Chairs of the Compensation Committee and the Nominating and Corporate Governance Committee received option grants in the amounts described above, which were also fully vested upon grant. On May 7, 2008, the Chair of the Acquisition Committee received an option grant in the amount described above, which was fully vested upon grant. All options were granted with an exercise price equal to $6.50 per share, which represents an approximately 60% premium over the closing price of a share of Pet DRx’s common stock on the date of grant.
     The table below sets forth the compensation paid to each non-employee director during 2008.

	Fees			Non-Equity	Nonqualified
	Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)(1)	($)	Earnings ($)	($)	Total ($)
Gary A. Brukardt	—	—	$7,226	—	—	—	$7,226
Richard Johnston	—	—	$102,696	—	—	—	$102,696
Joel Kanter	—	—	$116,411	—	—	—	$116,411
Richard Martin	—	—	$100,767	—	—	—	$100,767
Keith Rosenbloom (2)	—	—	$117,283	—	—	—	$117,283
Zubeen Shroff (3)	—	—	$111,837	—	—	—	$111,837

(1)	Represents the fair value of stock options granted in prior periods for which compensation cost was recognized during the year without regard to estimated forfeitures valued in accordance with FAS 123(R). As of December 31, 2008, each non-employee director held the following aggregate number of stock options: Gary A. Brukardt, 65,000 options; Richard Johnston, 108,756 options; Joel Kanter, 120,756 options; Richard Martin 89,000 options; Keith Rosenbloom, 0 options; and Zubeen Shroff, 0 options.

(2)	Mr. Rosenbloom ceased to serve as a director of the Company on November 18, 2008, and, therefore, he had no outstanding options as of December 31, 2008.

(3)	Mr. Shroff ceased to serve as a director of the Company on December 17, 2008, and, therefore, he had no outstanding options as of December 31, 2008. He rejoined the board of directors on March 18, 2009 and has since been granted a new option award.

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
STOCK OWNERSHIP INFORMATION
          The following table sets forth information regarding the beneficial ownership of Pet DRx’s common stock as of March 31, 2009 by:
•	each person known by us to be the beneficial owner of more than 5% of Pet DRx’s outstanding 23,660,460 shares of common stock; and

•	each of the named executive officers (as identified in “Executive Compensation” above) and directors of Pet DRx; and all of the executive officers and directors of Pet DRx as a group.
          Certain of the shares of common stock owned by our founding stockholders were placed into an escrow account pursuant to the terms of a Stock Escrow Agreement, dated March 22, 2006, among Pet DRx, the founding stockholders and Corporate Stock Transfer, Inc., as escrow agent (the “IPO Escrow Agreement”). These shares will be released from escrow in two equal increments. The first installment of 781,250 shares was released from escrow on March 17, 2009, the third anniversary of the date of the initial public offering. The remaining 781,250 shares will be released from escrow upon our having completed an initial business combination and the last sale price of our common stock thereafter equaling or exceeding $11.50 per share for any 20 trading days within any 30 trading day period beginning after we complete our initial business combination.
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

	Actual		Pro Forma**
		Percent of		Percent of
Name and Address of Beneficial	Number of	Outstanding	Number of	Outstanding
Owners (1)	Shares	Common Stock	Shares	Common Stock
Gene E. Burleson (2)	1,318,760	5.44%	2,061,067	8.23%
Harry L. Zimmerman (3)	166,111	*	281,495	1.18%
George Villasana (4)	188,002	*	188,002	*
Steven T. Johnson (5)	38,550	*	38,550	*
Gregory J. Eisenhauer (6)	89,950	*	89,950	*
Robert Wallace (7)	1,524,779	6.44%	1,524,779	6.44%
Joel Kanter (8)	340,980	1.43%	436,172	1.83%
Richard Martin (9)	340,220	1.43%	340,220	1.43%
Zubeen Shroff (10)	4,408,410	18.41%	9,023,794	31.59%
Richard Johnston (11)	2,219,449	9.31%	4,527,141	17.31%
J. David Reed (12)	511,360	2.16%	536,360	2.26%
Gary Brukardt (13)	146,473	*	146,473	*
Keith Rosenbloom (14)	181,015	*	181,015	*
Camden entities (15)	2,128,037	8.99%	4,435,729	17.08%
Galen entities (16)	4,390,385	18.35%	9,005,769	31.56%
Knott entities (17)	2,403,035	9.88%	3,556,881	13.96%
Wynnefield entities (18)	3,971,669	15.69%	5,124,515	19.37%
All directors and executive officers as a group (13 individuals) (19)	11,473,979	44.86%	12,451,862	46.89%

*	Less than 1%.

**	Gives effect to issuance of common stock upon the exercise of warrants issued in the first quarter of 2009, which are not exercisable until stockholder approval is obtained. We plan to seek stockholder approval of these warrants at the 2009 annual meeting of stockholders.

(1)	Unless otherwise indicated, the business address of each of the individuals is 215 Centerview Drive, Suite 360, Brentwood, Tennessee 37027. The persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted below.

(2)	Includes (i) 284,835 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2009 and (ii) 178,954 shares subject to the IPO Escrow Agreement.

(3)	Consists entirely of shares of common stock issuable upon exercise of options and the conversion of convertible promissory notes within 60 days of March 31, 2009.

(4)	Consists entirely of shares of common stock issuable upon exercise of options within 60 days of March 31, 2009.

(5)	Mr. Johnson resigned from the Company effective as of December 31, 2008. The number of shares beneficially owned by Mr. Johnson is based solely on the information provided on a Form 4 filed with the SEC on January 8, 2008.

(6)	Consists entirely of shares of common stock issuable upon exercise of options within 60 days of March 31, 2009. Mr. Eisenhauer voluntary resigned from the Company effective November 2008. The number of shares beneficially owned by Mr. Eisenhauer is based solely on the information provided on Forms 4 filed with the SEC on January 8, 2008, January 14, 2008 and April 1, 2008.

(7)	Includes 433,928 shares of common stock owned by Gateway Advisors, of which Mr. Wallace has a majority interest. Mr. Wallace resigned from the Company effective as of September 25, 2008. The number of shares beneficially owned by Mr. Wallace is based solely on the information provided on a Form 4 filed with the SEC on January 8, 2008. Mr. Wallace’s obligation to report his ownership of Pet DRx securities ceased as of the date of his resignation. Accordingly, the Company cannot provide assurance that Mr. Wallace’s beneficial ownership of Pet DRx securities as reported herein is current.

(8)	Includes (i) 39,854 shares of common stock issuable to Mr. Kanter upon exercise of options within 60 days of March 31, 2009, (ii) 30,427 shares of common stock and 25,837 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009 by Windy City, Inc., a Delaware corporation (“WCI”), over which Mr. Kanter, as WCI’s President, is deemed to have sole investment and voting control, and (iii) 57,825 shares of common stock and 6,250 shares of common stock issuable upon conversion of convertible promissory notes within 60 days of March 31, 2009 by Kanter Family Foundation, an Illinois not-for-profit corporation (“KFF”), over which Mr. Kanter, as KFF’s President, is deemed to have sole investment and voting control. Mr. Kanter disclaims beneficial ownership of the shares of common stock held by WGI and KFF, except to the extent of his pecuniary interest therein.

(9)	Includes (i) 171,047 shares of common stock issuable upon exercise of warrants and options within 60 days of March 31, 2009 and (ii) 84,587 shares subject to the IPO Escrow Agreement.

(10)	The business address is 680 Washington Boulevard, 11th Floor, Stamford, Connecticut 06901. Galen Partners IV, L.P. has shared voting and investment power over 3,819,015 shares of common stock and 238,933 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2009. Galen Partners International IV, L.P. has shared voting and investment power over 303,419 shares of common stock and 19,259 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2009. Includes 85,976 shares of common stock issuable to Mr. Shroff upon exercise of warrants and options within 60 days of March 31, 2009. Mr. Shroff is a managing member of Claudius IV, L.L.C. which serves as general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P. Mr. Shroff disclaims beneficial ownership of the shares of common stock held by Galen Partners IV, L.P. and Galen Partners International IV, L.P. except to the extent of his pecuniary interest therein.

(11)	The business address is 500 East Pratt Street, Suite 1200, Baltimore, Maryland 21202. Richard Johnston has shared voting and investment power over 2,028,037 shares of common stock. Camden Partners Strategic Fund III, L.P. has shared voting and investment power over 1,947,119 shares of common stock and 96,010 shares of common stock issuable upon conversion of convertible promissory notes within 60 days of March 31, 2009. Camden Partners Strategic Fund III-A, L.P. has shared voting and investment power over 80,918 shares of common stock and 3,990 shares of common stock issuable upon conversion of convertible promissory notes within 60 days of March 31, 2009. Includes 91,410 shares of common stock issuable to Mr. Johnston upon exercise of options within 60 days of March 31, 2009. Richard M. Johnston is a managing member of Camden Partners Strategic Manager, LLC, the managing member of Camden Partners Strategic III, LLC, the general partner of the Camden Funds. The other managing members of Camden Partners Strategic Manager, LLC, are David L. Warnock, Richard M. Berkeley, and Donald W. Hughes. Mr. Johnston disclaims beneficial ownership of the shares of common stock held by Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. except to the extent of his pecuniary interest therein.

(12)	Includes 2,500 shares of common stock issuable upon conversion of convertible promissory notes within 60 days of March 31, 2009.

(13)	Includes (i) 23,024 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009 and (ii) 61,725 shares subject to the IPO Escrow Agreement. On September 25, 2008, Mr. Brukardt was appointed as a director of the Company effective as of September 25, 2008, filling the vacancy created by the resignation of Mr. Wallace described above.

(14)	Includes (i) 80,955 shares of common stock which are held in a trust for the benefit of Mr. Rosenbloom, of which Mr. Rosenbloom is also a trustee, and (ii) 100,060 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009. Mr. Rosenbloom served as a director of the Company until November 18, 2008. The number of shares beneficially owned by Mr. Rosenbloom is based solely on the information provided on Form 3 filed with the SEC on January 22, 2008 and Forms 4 filed with the SEC on March 18, 2008 and May 9, 2008. Mr. Rosenbloom’s obligation to report his ownership of Pet DRx securities ceased as of the date that he ceased to serve as a director of the

Company. Accordingly, the Company cannot provide assurance that Mr. Rosenbloom’s beneficial ownership of Pet DRx securities as reported herein is current.

(15)	The business address is 500 East Pratt Street, Suite 1200, Baltimore, Maryland 21202. Each of Richard Johnston, David L. Warnock, Richard M. Berkeley, and Donald W. Hughes has shared voting and investment power over 2,028,037 shares of common stock. Camden Partners Strategic Fund III, L.P. has shared voting and investment power over 1,947,119 shares of common stock and 96,010 shares of common stock issuable upon conversion of convertible promissory notes within 60 days of March 31, 2009. Camden Partners Strategic Fund III-A, L.P. has shared voting and investment power over 80,918 shares of common stock and 3,990 shares of common stock issuable upon conversion of convertible promissory notes within 60 days of March 31, 2009. Each of Richard M. Johnston, David L. Warnock, Richard M. Berkeley, and Donald W. Hughes is a managing member of Camden Partners Strategic Manager, LLC, the managing member of Camden Partners Strategic III, LLC, the general partner of the Camden Funds.

(16)	The business address is 680 Washington Boulevard, 11th Floor, Stamford, Connecticut 06901. Galen Partners IV, L.P. has shared voting and investment power over 3,819,015 shares of common stock and 238,933 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2009. Galen Partners International IV, L.P. has shared voting and investment power over 303,419 shares of common stock and 19,259 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2009. Galen Employee Fund IV, L.P has shared voting and investment power over 5,885 shares of common stock, and 367 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2009. Galen Associates serves as investment advisor to Galen Partners IV, L.P., Galen Partners International IV, L.P. and Galen Employee Fund IV, L.P. Claudius IV, L.L.C. serves as general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P. The managing members of Claudius IV, LLC are Zubeen Shroff, Bruce Wesson, L. John Wilkerson and David Jahns. Wesson Enterprises, Inc., which is controlled by Mr. Wesson, is the general partner of Galen Employee Fund IV, L.P.

(17)	Based on a Schedule 13G/A and a Form 4 filed by Mr. Knott on January 16, 2008 and April 3, 2009, respectively, and the participation by the Knott entities in the private placement of the Senior Notes and Warrants. The business address is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. Each of David M. Knott and Dorset Management Corporation has sole voting power over 2,201,103 shares of common stock, shared voting power over 124,971 shares of common stock, sole investment power over 2,353,035 shares of common stock and sole voting and investment power over 1,000 shares of common stock issuable upon the conversion of convertible promissory notes within 60 days of March 31, 2009, Knott Partners L.P. has sole voting and investment power over 512,779 shares of common stock and 250,400 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2009, Knott Partners Offshore Master Fund, L.P. has sole voting and investment power over 746,686 shares of common stock and 259,900 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2009, Shoshone Partners, L.P. has sole voting and investment power over 352,026 shares of common stock and 117,000 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2009, and Mulsanne Partners, L.P. has sole voting and investment power over 372,212 shares of common stock and 4,000 shares of common stock issuable upon the conversion of convertible promissory notes within 60 days of March 31, 2009. Mr. Knott is the managing member of Knott Partners Management, LLC, a New York limited liability company, that is the sole General Partner of Shoshone Partners, L.P., a Delaware limited partnership (“Shoshone”), Mulsanne Partners, L.P., a Delaware limited partnership (“Mulsanne”) and Knott Partners Offshore Master Fund, L.P., a Cayman Islands Exempted Limited Partnership (“Offshore”) and managing general partner of Knott Partners, L.P., a New Jersey limited partnership (“Knott Partners” and together with Shoshone, Mulsanne and Offshore, the “Partnerships”). Mr. Knott is also the sole shareholder, Director and President of Dorset Management Corporation, which provides investment management services to the Partnerships and a limited number of other foreign and domestic individuals and entities. Except with respect to Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P., and Shoshone Partners, L.P., in which Mr. Knott owns a beneficial interest, Mr. Knott disclaims beneficial ownership therein except to the extent ultimately realized. Each of Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P., Shoshone Painters, L.P., Mulsanne Partners, L.P. and the institutional managed accounts for which Dorset Management Corporation provides investment management services disclaims beneficial ownership of securities reported as owned by any other party.

(18)	Based solely upon information set forth in a Form 4 and a Schedule 13D/A filed with the SEC on April 7, 2009 and April 8, 2009, respectively. The business address is 450 Seventh Avenue, Suite 509, New York, New York 10123. Wynnefield Partners Small Cap Value, L.P. has sole voting and investment power over 279,615 shares of common stock and 27,500 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2009, Wynnefield Partners Small Cap Value, L.P. I has sole voting and investment power over 386,300 shares of common stock and 28,500 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009, Wynnefield Small Cap Value Offshore Fund, Ltd. has sole voting and investment power over 1,657,254 shares of common stock and 1,542,500 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009, Wynnefield Capital Management, LLC has sole voting and investment power over 665,915 shares of common stock and 56,000 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009, Wynnefield Capital, Inc. has sole voting and investment power over 1,657,254 shares of common stock and 1,542,500 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009, and each of Nelson Obus and Joshua Landes has sole voting and investment power over 2,323,169 shares of common stock and 1,598,588 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2009, but as to which each disclaims beneficial ownership except to the extent of his pecuniary interest therein. Wynnefield Capital Management, LLC is the sole general partner of Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I. Wynnefield Capital, Inc. is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd. Each of Nelson Obus and Joshua Landes is a co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc.

(19)	Includes 1,485,502 shares of common stock issuable upon exercise of options and warrants and the conversion of convertible promissory notes within 60 days of March 31, 2009.
Change in Control
     We experienced a change in control on January 4, 2008, when our wholly-owned subsidiary merged with and into PVGI, with PVGI surviving as our wholly-owned subsidiary, pursuant to the Second Amended and Restated Agreement and Plan of Merger, dated as of October 23, 2007 (the “Merger Agreement”), as more particularly described in our Report on Form 8-K/A (Amendment No. 1) filed on April 4, 2008. In the Merger, we issued 16,214,267 shares of our common stock (of which 1,589,872 shares were placed in escrow) for the benefit of the former holders of capital stock of PVGI, based on an exchange ratio, calculated pursuant to the Merger Agreement, of 0.7710 of a share of Common Stock for each share of PVGI common stock issued and outstanding immediately prior to the effective time of the Merger. Immediately after giving effect to the Merger, the former holders of PVGI common stock prior to the Merger held approximately 72% of the issued and outstanding shares of our common stock on a fully diluted basis (including escrowed shares).
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
          In connection with obtaining stockholder approval of the Merger and the related merger agreement, the merger proposal required that holders of less than 20% of the shares of Pet DRx’s common stock issued in Pet DRx’s initial public offering (approximately 1.4 million shares) vote against the merger and demand conversion of their shares into a pro rata portion of Pet DRx’s trust fund established in connection with Pet DRx’s initial public offering. Prior to the completion of the Merger, Pet DRx believed that holders of approximately 4.3 million shares of Pet DRx’s common stock had either delivered proxy cards indicating a vote against the merger proposal or had advised Pet DRx and its advisors that they intended to vote against the merger proposal and demand conversion of their shares. However, certain investors expressed interest in purchasing outstanding shares of Pet DRx common stock and using their reasonable efforts to assist brokers in causing such shares to be voted in favor of the Merger. These investors indicated that any purchases would be conditioned upon receiving additional shares of Pet DRx’s common stock or options to purchase additional shares of Pet DRx’s common stock from Pet DRx’s founders or shares of PVGI common stock which would be exchanged for Pet DRx’s common stock upon the completion of the Merger. The Pet DRx founders delivered or caused to be delivered to the various investors an aggregate of 605,343 shares of Pet DRx’s stock or options to purchase shares of Pet DRx’s common stock and PVGI issued 416,728 shares of PVGI common stock which were exchanged for 321,297 shares of Pet DRx’s common stock as a result of the Merger. Each option to purchase Pet DRx’s common stock provided by the Pet DRx founders has an exercise price of $0.0001 per share. These options were not exercisable until the underlying shares were released from the escrow established at the time of Pet DRx’s initial public offering and the expiration of any applicable lock-up agreements. The options have a term of one year from the date on which they become exercisable. The investors are also entitled to certain demand and piggyback registration rights that were granted to the Pet DRx founders in respect of their shares issued prior to Pet DRx’s initial public offering. Certain of the Pet DRx founders also agreed to provide limited make-whole protection as well as personal guaranties in the event the value of the shares acquired by an investor falls below a negotiated level based on the investor’s average per share basis as well as expense reimbursement in the form of a put option covering 100,000 shares of Pet DRx common stock at a price of approximately $7.50 per share, subject to adjustment. Pet DRx also paid advisory fees to certain investment banks that facilitated the transactions with the investors. In connection with the foregoing transactions, the investors acquired 3,181,050 shares of Pet DRx’s common stock in privately negotiated transactions with various Pet DRx stockholders who were stockholders of Pet DRx as of the November 7, 2007 record date for Pet DRx’s Special Meeting of Stockholders and who had voted against the Merger and submitted their shares for conversion into a pro rata share of Pet DRx’s trust fund established in connection with Pet DRx’s initial public offering. These shares were purchased at approximately $8.10 per share as a result of such negotiations which price approximated the per share amount that would be received upon conversion of such shares.
          Pet DRx had a limited recourse revolving line of credit (the “Line of Credit”) from certain of its founding stockholders and directors. Under the Line of Credit, Pet DRx may have had up to $1,500,000 of outstanding borrowings at any time. The Line of Credit bore interest at a rate equal to the rate of interest paid on the funds held in Pet DRx’s trust account and had no recourse against the funds in the trust account. Outstanding borrowings of $1,005,813 were paid upon consummation of the Merger.
          Pet DRx agreed to pay Windy City, Inc., an affiliated third party of which Joel Kanter is the President and a director, an administrative fee of $7,500 per month, $5,500 of which was deferred until the completion of the Merger, from March 22, 2006 through the completion of the Merger. Upon the completion of the Merger, an amount of $118,919 was paid to Windy City pursuant to this agreement. Prior to the Merger, Joel Kanter was a director of PVGI and both President and a director of Pet DRx. Mr. Kanter no longer serves as President of Pet DRx but continues to serve as a director.
          In December 2007, Steven T. Johnson, who at the time of the transaction was the President, Chief Operating Officer and a director of PVGI and the President, Chief Operating Officer and a director of Pet DRx, purchased 500 shares of Series B preferred stock of PVGI at a purchase price of $4.50 per share. These Series B shares converted into 38,550 shares of Pet DRx’s common stock in the Merger. Mr. Johnson resigned as President, Chief Operating Officer and a director of PVGI and Pet DRx effective December 31, 2008.
          On September 26, 2007, Galen Partners IV, L.P. received a warrant to purchase 80,500 shares of common stock of PVGI with an exercise price of $4.75 for consulting services rendered on behalf of PVGI in connection with the Merger. Pursuant to the terms of the Merger, this warrant now represents the right to purchase 62,066 shares of Pet DRx’s common stock with an exercise price of $6.16. Galen Partners IV, L.P., Galen Partners International IV, L.P., and Galen Employee Fund IV, L.P. (collectively, the “Galen entities”) were greater than 5% shareholders of PVGI at the time and are greater than 5% shareholders of Pet DRx, and Zubeen Shroff, a director of PVGI until the date of the Merger and a director of Pet DRx, serves as a managing member of the general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P.
          Commonwealth Associates LP was the placement agent for the private placement by PVGI in February 2007 of 32,434 shares of Series B convertible preferred stock for net cash proceeds of $13.6 million, as well as a term loan of $12.0 million obtained from Fifth Street Mezzanine Partners II, L.P. and received a fee for their services rendered in such transactions. As a shareholder and employee of Commonwealth Associates, Keith Rosenbloom a director of PVGI until the date of the Merger and a director of Pet DRx at the time of the transaction, received a portion of such fees in an aggregate amount of $567,370 in cash.
          In addition, Commonwealth Associates LP provided general advisory services to Pet DRx during 2007 and 2008 and received a fee for their services rendered. As a shareholder and employee of Commonwealth Associates, Keith Rosenbloom, a director of Pet DRx at the time of the transaction, received a portion of such fees in the amount of approximately $25,000.
          On February 1, 2007, as part of a bridge investment with a limited group of sophisticated investors, which included certain parties with pre-existing relationships, PVGI issued 3,545 shares of Series B preferred stock to Camden Partners Strategic Fund III, L.P. and Camden Strategic Partners Fund III-A, L.P. (collectively, the “Camden entities”) and 3,545 shares of Series B preferred stock to the

Galen entities, each at an effective purchase price per share of $423.20 per share. This effective purchase price reflected PVGI’s decision to grant a reduction in the purchase price of $460 per share and a waiver of the placement agent fees by the placement agent with respect to the sale of such shares in return for immediate funding to enable PVGI to consummate a number of significant and strategic acquisitions of veterinary hospitals. The Camden entities were greater than 5% shareholders of PVGI at the time and are greater than 5% shareholders of Pet DRx, and Richard Johnston, a director of PVGI until the date of the Merger, serves as a managing member of Camden Partners Holdings, LLC, which serves as the general partner of the Camden entities. The Galen entities were greater than 5% shareholders of PVGI at the time and are greater than 5% shareholders of Pet DRx, and Zubeen Shroff, a director of PVGI until the date of the Merger, serves as a managing member of the general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P.
          On February 13, 2007, the Camden entities purchased an additional 1,579 shares of PVGI Series B preferred stock at a purchase price of $475 per share.
          On November 3, 2008, Pet DRx entered into an agreement with Commonwealth Associates LP, pursuant to which Commonwealth Associates LP was retained as Pet DRx’s financial advisor to provide financial advisory services and other investment banking services to Pet DRx. Pet DRx will pay Commonwealth Associates LP a placement fee in the amount of $300,000 in connection with the $6,500,000 private placement described below. Keith Rosenbloom, who served as a director of Pet DRx until November 18, 2008, may receive a portion of such fee.
          On January 21, 2009, Pet DRx agreed to issue and sell in a private placement an aggregate of up to $6,500,000 of its 12% senior secured convertible notes (“Senior Notes”), together with warrants (“Warrants”) to purchase up to 15,000,000 shares of Pet DRx’s common stock to certain investors. The private placement was consummated in three separate closings which occurred on January 21, 2009, February 4, 2009 and March 27, 2009. The investors participating in the private placement included, among others, Gene E. Burleson, the Chief Executive Officer and a director of Pet DRx who purchased $350,000 in Senior Notes and received 807,692.20 Warrants, Harry L. Zimmerman, the Chief Financial Officer of Pet DRx who purchased $50,000 in Senior Notes and received 115,384.60 Warrants, Dr. J. David Reed, the Senior Vice President of Operations and a director of Pet DRx who purchased $25,000 in Senior Notes and received 57,692.30 Warrants, Galen Partners and Camden Partners which collectively purchased $3,000,000 in Senior Notes and received 6,923,076.92 Warrants, Chicago Investments, Inc. which purchased $312,500 in Senior Notes and received 721,153.75 Warrants, Kanter Family Foundation which purchased $62,500 in Senior Notes and received 144,230.75 Warrants, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I (collectively, “Wynnefield Partners”) which collectively purchased $500,000 in Senior Notes and received 1,153,846 Warrants, Knott – Good Steward Trading Co. S.P.C., Knott – Knott Partners L.P., Knott – Knott Partners Offshore Master Fund L.P., Knott – Mulsanne Partners, L.P. and Knott – Shoshone Partners, L.P. (collectively, “Knott Partners”) which collectively purchased $500,000 in Senior Notes and received 1,153,846 Warrants. The Camden Partners entities are greater than 5% shareholders of Pet DRx, and Richard Johnston, a director of Pet DRx, serves as a managing member of Camden Partners Holdings, LLC, which serves as the general partner of the Camden entities. The Galen Partners entities are greater than 5% shareholders of Pet DRx and Zubeen Shroff, a director of Pet DRx, serves as a managing member of the general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P. Joel Kanter, a director of Pet DRx, is the President of the Kanter Family Foundation and his brother is the President and a director of Chicago Investments, Inc. Wynnefield Partners and Knott Partners are greater than 5% shareholders of Pet DRx.
Director Independence
          Our board of directors, which consists of seven persons, has determined that Messrs. Brukardt, Kanter, Johnston, and Martin are “independent” as that term is defined under the rules and regulations of the Nasdaq Stock Market. In making these determinations, our Board considered the relationships described above. In addition, the Board considered the relationship of Mr. Kanter’s service as Pet DRx’s

President and Secretary from its formation until the date of the Merger. The relationship did not violate Nasdaq listing standards, and the Board affirmatively determined that such relationship would not impact the independence of the applicable director.
Item 14. Principal Accountant Fees and Services
          The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by SingerLewak LLP and Eisner LLP:

	Fiscal	Fiscal
	2008	2007
Audit Fees(1)	$613,000	$493,000
Audit Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

Total Fees	$613,000	$493,000

(1)	For the fiscal years ended December 31, 2008 and 2007, SingerLewak, our principal accountant for 2008, billed fees of $603,000 and $325,000, respectively for the services they performed throughout those years, including audit work performed in connection with services provided for privately-held PVGI prior to the merger, which is now our wholly-owned subsidiary, the preparation of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and a review of our financial statements included in our Form 10-Qs during 2008. During the fiscal year ended December 31, 2008 and 2007, Eisner LLP, our principal accountant for 2007, billed fees of $10,000 and $168,000, respectively for the services they performed throughout those years, including audit work performed in connection with the preparation of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, a review of our financial statements included in our Form 10-Qs during 2007 and a review of our financial statements included in the Registration Statement on Form S-4, as amended, filed on November 8, 2007.

(2)	During 2008 and 2007, neither SingerLewak nor Eisner rendered assurance and related services reasonably related to the performance of the audit or review of financial statements and, consequently, did not bill the Company for any audit-related fees.

(3)	During 2008 and 2007, neither SingerLewak nor Eisner rendered services to us for tax compliance, tax advice and tax planning and, consequently, did not bill the Company for any tax fees.

(4)	During 2008 and 2007, there were no fees billed for products and services provided by SingerLewak or Eisner other than those set forth above.
PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES
          Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

31.1	Section 302 Certification from Gene E. Burleson

31.2	Section 302 Certification from Harry L. Zimmerman

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: April 30, 2009
By:	/s/ Gene E. Burleson
Gene E. Burleson
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX
     Exhibits filed with this report are marked “*” in the table below.

Exhibit
No.	Description

31.1 *	Section 302 Certification from Gene E. Burleson

31.2 *	Section 302 Certification from Harry L. Zimmerman