Form 10-Q
period 2009-03-31
Pet DRx CORP
filed 2009-05-15
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-3473
PET DRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2517815 (I.R.S. Employer Identification No.)

215 Centerview Drive, Suite 360 Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)
(615) 369-1914
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)		Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     At May 1, 2009, there were 23,660,460 shares of the Registrant’s common stock outstanding.

INDEX

		Page
Part I.	Financial Information.

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

Part II.	Other Information.

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	22
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,073	$1,723
Trade accounts receivable, net	390	369
Inventory	1,109	1,154
Prepaid expenses and other	1,281	1,719
Assets held for sale	900	900
Due from related parties	—	32
Assets of discontinued operations	—	1

Total Current assets	9,753	5,898

Property and Equipment, net	7,099	7,422
Other assets:
Goodwill	49,373	49,373
Other intangible assets, net	6,438	6,704
Restricted cash	425	500
Other	297	447

Total assets	$73,385	$70,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term obligations, net of debt discount	$2,358	$3,718
Accounts payable	2,625	2,394
Accrued payroll and other expenses	5,229	6,551
Due to a related party	110	96
Obligations under capital leases, current portion	313	312
Liabilities of discontinued operations	—	55

Total Current liabilities	10,635	13,126

Long-term liabilities:
Convertible debt, net of debt discount	8,822	4,949
Term notes, less current portion and net of debt discount	3,455	3,687
Warrant liabilities	1,692	—
Obligations under capital leases, less current portion	305	361
Deferred rent	410	355
Other	150	83

Total long term liabilities	14,834	9,435

Total liabilities	25,469	22,561

Stockholders’ equity:
Common stock, par value $0.0001, 90,000,000 shares authorized and 23,660,460 outstanding as of March 31, 2009 and December 31, 2008, respectively, net of treasury shares of 1,361,574 at March 31, 2009 and December 31, 2008, respectively	2	2
Additional paid-in-capital	85,960	87,686
Accumulated deficit	(38,046)	(39,905)

Total stockholders’ equity	47,916	47,783

Total liabilities and stockholders’ equity	$73,385	$70,344

See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months
	Ended March 31,
	2009	2008
Revenue	$16,722	$17,397

Direct costs	15,039	15,605

Hospital contribution	1,683	1,792

Selling, general, and administrative expenses	2,340	3,790

Loss from operations	(657)	(1,998)

Other income (expense)
Gain on change in fair value of warrant liabilities	1,972	—
Interest income	2	217
Interest expense	(1,333)	(1,152)

Loss before provision for income taxes	(16)	(2,933)

Provision for income taxes	5	9

Loss from continuing operations	(21)	(2,942)
Loss from discontinued operations, net of tax	—	(86)

Net loss	$(21)	$(3,028)

Basic and diluted loss per common share
Loss from continuing operations	$(0.00)	$(0.13)
Loss from discontinued operations	$(0.00)	$(0.00)

Net loss per share	$(0.00)	$(0.13)

Shares used for computing basic and diluted loss per share	23,660	22,751
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months
	Ended March 31,
	2009	2008
Cash flows used in operating activities:
Net loss	$(21)	$(3,028)
Loss from discontinued operations, net of tax	—	86

Loss from continuing operations	(21)	(2,942)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	678	529
Amortization of debt discount	953	363
Gain on change in fair value of warrant liabilities	(1,972)	—
Paid-in-kind interest on loans	118	79
Amortization of debt amendment costs	—	7
Share-based compensation	171	269
Deferred rent	55	30

Changes in operating assets and liabilities:
Accounts receivable	(21)	(75)
Inventory	45	150
Prepaid expenses and other	263	(462)
Accounts payable	176	(5,924)
Accrued payroll and other expenses	(1,606)	459
Income taxes	—	(189)
Other	5	(24)

Net cash used in continuing operations	(1,156)	(7,730)
Net cash used in discontinued operations	—	(3)

Net cash used in operating activities	(1,156)	(7,733)

Cash flows used in investing activities:
Property and equipment additions	(89)	(326)

Net cash used in continuing operations	(89)	(326)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(89)	(326)

Cash flow used in financing activities:
Net proceeds from IPO received as a result of merger with PVGI	—	36,372
Payment of debt waiver fees	(100)	(182)
Payment of debt financing costs	(307)	—
Deferral of legal settlement to term loan	131	—
Payments on notes payable	(549)	(568)
Payments on capital lease obligations	(55)	(106)
Net proceeds from 12% secured convertible notes	6,475	—

Net cash used in continuing operations	5,595	35,516
Net cash used in discontinued operations	—	(3)

Net cash provided by financing activities	5,595	35,513

Increase in cash and cash equivalents	4,350	27,454
Consolidated cash and cash equivalents at beginning of period	1,723	2,005

Consolidated cash and cash equivalents at end of period	$6,073	$29,459

Cash and cash equivalents of continuing operations	$6,073	$29,453
Cash and cash equivalents of discontinued operations	—	$6

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$197

Interest	$274	$793

Schedule of non-cash investing and financing activities:
Deferred costs and accrued liabilities associated with merger of PVGI recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$—	$700
Retirement of debt to offset related party receivable	$30	$—
Common stock warrants issued as payment of offering costs	$4,374	$—
Common stock issued upon conversion of debt	$—	$8,305
Conversion of Series A and Series B preferred stock to common stock	$—	$1
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
     The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permitted a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which was adopted in the first quarter of 2009. The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact to our condensed consolidated financial statements as the Company does not have derivative instruments for purposes of hedging activities.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 nullifies EITF Issues No. 90-19 and No. 03-7 and amends No. 98-5, No. 99-1, No. 00-27, No. 04-8, No. 05-1 and No. 06-7. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this FSP, companies are required to separately account for the liability and equity components of convertible debt by first determining the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component and then determining the carrying amount of the equity component embedded in the instrument by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The carrying amount of the equity component will then be amortized over the expected life of the debt to interest expense. The Company adopted the FSP during the first quarter of 2009, which did not have a material impact to the condensed consolidated financial statements as the Company does not have convertible notes outstanding which can be converted in whole or in part, to cash.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.” This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 became effective for the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact to our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact to our consolidated financial statements as the Company did not make any acquisitions in the first quarter of 2009.
     In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-5”). Paragraph 11 (a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 became effective for the Company beginning January 1, 2009. See Note 11 for further information.
3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at March 31, 2009 was $49.4 million. No adjustments were made to goodwill during the three month period ended March 31, 2009.
     In addition to goodwill, we had amortizable intangible assets at March 31, 2009 and December 31, 2008 as follows (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$684	$(339)	$345	$684	$(286)	$398
Non-contractual customer relationships	8,118	(2,025)	6,093	8,118	(1,812)	6,306

Total	$8,802	$(2,364)	$6,438	$8,802	$(2,098)	$6,704

     Amortization expense related to intangible assets was approximately $0.3 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of March 31, 2009 is as follows (in thousands):

Remainder of 2009	$776
2010	985
2011	892
2012	789
2013	716
Thereafter	2,280

Total	$6,438

4. Property and Equipment
     Property and equipment at March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31,	December 31,
	2009	2008

Buildings	$2,787	$2,787
Leasehold improvements	1,006	935
Equipment	3,364	3,318
Furniture and equipment	606	606
Computer equipment & software	2,324	2,307
Construction-in-progress	—	62

Total property and equipment	10,087	10,015

Less-accumulated depreciation and amortization	(2,988)	(2,593)

Total property and equipment, net	$7,099	$7,422

     Depreciation and amortization expense, including the amortization of property under capital leases, for the three months ended March 31, 2009 and 2008 was $0.4 million and $0.3 million, respectively.
5. Long-Term Obligations
     Long-term obligations consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

		March 31,	December 31,
		2009	2008
Convertible notes	Convertible notes payable, maturing from 2010 to 2013, secured by substantially all of the Company’s assets, various interest rates ranging from 6.0% to 12.0% (net of debt discounts of $4.3 million and $15,830) at March 31, 2009 and December 31, 2008, respectively.	$7,793	$5,049
Promissory notes	Notes payable, maturing from 2008 to 2012, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 12.0%	6,272	6,686
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 8.0%	570	619

	Total debt obligations	14,635	12,354
	Less-current portion, net of debt discount	(2,358)	(3,718)

	Long-term portion	$12,277	$8,636

     The future payments under long-term obligations as of March 31, 2009 are as follows:

Remainder of 2009	$3,216
2010	5,791
2011	2,614
2012	284
2013	18,595
Thereafter	—

Total	$30,500

12% Senior Secured Convertible Notes
     On January 21, 2009, the Company entered into a purchase agreement with certain investors pursuant to which the Company agreed to issue and sell up to $6.5 million of senior secured convertible notes (the “Senior Notes”) in a private placement offering, with warrants to purchase up to 15,000,000 shares of the Company’s common stock (the “Financing Warrants”) upon shareholder approval. The notes are secured by a lien on substantially all of the Company’s assets.
     The Company sold the first $3 million of the Senior Notes, along with Financing Warrants to purchase 6,923,077 shares of common stock on January 21, 2009. On February 4, 2009, it sold another $2.5 million of the Senior Notes along with Financing Warrants to purchase 5,769,230 shares of common stock. The final $1.0 million of the Senior Notes along with Financing Warrants to purchase 2,307,693 shares of common stock closed on March 27, 2009.
     The Senior Notes have a maturity date of January 21, 2013 and bear interest at 12% per annum, which is payable by increasing the principal amount of the Senior Notes semi-annually beginning on June 30, 2009. During the first quarter of 2009, the Company accrued $118,000 of interest expense related to the Senior Notes. The Senior Notes convert at a rate of $10 per share; however, if the Senior Notes are repaid either at maturity or before then, the outstanding principal, unpaid accrued interest, and a premium of 184% of the original principal amount is due, which was based on how many holders of the Company’s existing notes issued in connection with previous veterinary hospital acquisitions agreed to a note amendment providing for a payment moratorium if the Company fails to generate specified levels of cash flow from operations during any fiscal quarter in 2009. The holders of the Senior Notes issued in the private placement may require the Company to redeem the Senior Notes at the outstanding principal amount plus the applicable premium if either there is a change of control as defined in the Senior Notes or if the Company fails, on or before October 31, 2009, to obtain stockholder approval of the issuance of common stock issuable under the Senior Notes and Financing Warrants.
     The Financing Warrants, upon shareholder approval to issue common stock upon the exercise of the Financing Warrants, will be exercisable at $0.10 per share, or, if the Company issues additional common stock or common stock equivalents at a lower price, they would be exercisable at that lower price. The Company has the right to redeem the Financing Warrants at any time for a price equal to 12.5 times the exercise price, less the exercise price. If the Company’s shareholders do not approve the issuance of common stock underlying the Financing Warrants on or before October 31, 2009, or if an “event of default” (as defined by the notes) occurs prior to the date of such approval, then the holders of the Financing Warrants have the right to force redemption at a price per warrant equal to the average market price of the Company’s common stock for the five trading days ending October 31, 2009, less applicable exercise price. The Financing Warrants have an expiration date of January 21, 2016.
     The Company calculated the fair value of the Financing Warrants issued using the Modified Black-Scholes-Merton option-pricing model and recorded the value of $3.6 million as a debt discount to the convertible notes (See Notes 6 and 11 for further information on the valuation and recording of the warrants). Additionally, the Company also recorded approximately $930,000 of fees and expenses, including $132,000 that were incurred during 2008, related to the sale of the Senior Notes, as a debt discount as well. The Company is amortizing these amounts over the life of the Senior Notes. During the first quarter of 2009, the Company amortized approximately $190,000 of the debt discounts to interest expense in the accompanying condensed statement of operations.

     Additionally, the Company is accounting for the aforementioned 184% debt discount as a loan accretion, by which the Company is charging the accretion to interest expense, which amounts to approximately $12.0 million, over the life of the loan. During the first quarter of 2009, the Company charged interest expense relating to the loan accretion in the amount of approximately $452,000 in the accompanying condensed statement of operations.
Amendment to Huntington Promissory Note
     On March 30, 2009, Pet DRx Veterinary Group, Inc., a wholly-owned subsidiary of the Company (“PVGI”), amended the terms of a Business Loan Agreement and Promissory Note each dated November 2, 2005 relating to that certain $1.4 million loan from Huntington Capital, L.P. (the “Huntington Loan”) by entering into an Amended and Restated Business Loan Agreement and a Change in Terms Agreement (collectively, the “Amended and Restated Huntington Loan Agreement”).. The Amended and Restated Huntington Loan Agreement waived the Company’s default of the prior covenants as of December 31, 2008 and through March 31, 2009. In addition, all future financial covenant requirements were removed through the term of the promissory note underlying the Huntington Loan (the “Huntington Promissory Note”)..
     Under the terms of the Amended and Restated Huntington Loan Agreement, PVGI made a $0.3 million principal payment on April 1, 2009 and will be required to pay the remaining $1.1 million of principal over eighteen ratable monthly payments commencing on July 1, 2009 and ending on December 1, 2010. There was no change to the interest rate of the Huntington Promissory Note. Additionally, upon execution of the Amended and Restated Huntington Loan Agreement, PVGI paid a $100,000 restructuring fee and will be required to pay an additional restructuring fee of $150,000 on December 1, 2010. In addition to the restructuring payments, the Company issued to Huntington Capital warrants to purchase 250,000 shares of common stock at an exercise price of $0.10 per share and cancelled the 78,614 then held by Huntington Capital that had an exercise price of $2.72 per share. See Notes 6 and 11 for further information regarding the warrants.
     Under the guidance of Emerging Issues Task Force (EITF 96-19), “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company has accounted for the Amended and Restated Huntington Loan Agreement as an extinguishment of debt and the issuance of a new promissory note. As such, the Company recorded a one-time charge to interest expense of $295,000 in the accompanying condensed consolidated statement of operations in the first quarter of 2009 for the fair value of the warrants issued totaling $45,000, as well as the $250,000 aggregate restructuring fee charged by Huntington Capital to complete the Amendment. The remaining unpaid portion of the restructuring fee in the amount of $150,000 has been recorded as a long-term liability on the accompanying condensed consolidated balance sheet.
6. Stockholders’ Equity
     As of March 31, 2009, there were 90,000,000 shares of common stock of Pet DRx authorized, with 23,660,460 shares outstanding. Additionally, 1,361,574 shares of common stock are held as treasury shares. The Company also had 10,000,000 shares of preferred stock authorized of which none were outstanding at March 31, 2009.
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
     Between January 21, 2009 and March 27, 2009, the Company issued Financing Warrants to purchase 15,000,000 shares of common stock of the Company in conjunction with the issuance of the Senior Notes (See Note 5). A portion of the Senior Note sales proceeds, totaling $3.6 million was allocated to warrant liabilities for the fair value of the Financing Warrants, with the remaining balance becoming the discounted carrying value of the debt. The following assumptions were used to determine the fair value of the Financing Warrants:

Expected volatility of peer group (1)	36.2%-66.0%
Weighted- average volatility (1)	44.5%
Expected dividends	0.0%
Expected term (2)	4.0 years
Risk-free rate (3)	1.4%-2.4%

     On February 17, 2009, the Company issued warrants to purchase 72,024 shares of common stock to certain of its veterinarians. The fair value of the warrants, in the amount of approximately $13,000, was allocated to warrant liabilities and charged to interest expense in the accompanying condensed consolidated statement of operations. The following assumptions were used to determine the fair value of those warrants:

Expected volatility of peer group (1)	36.2%-66.0%
Weighted- average volatility (1)	46.4%
Expected dividends	0.0%
Expected term (2)	7.0 years
Risk-free rate (3)	2.1%
     On March 30, 2009, the Company issued warrants to purchase 250,000 shares of common stock as part of the amendment of the Huntington Loan (See Note 5). The fair value of the warrants, in the amount of $45,000, was allocated to warrant liabilities and charged to interest expense in the accompanying condensed consolidated statement of operations. The following assumptions were used to determine the fair value of those warrants:

Expected volatility of peer group (1)	36.2%-66.0%
Weighted- average volatility (1)	44.5%
Expected dividends	0.0%
Expected term (2)	7.0 years
Risk-free rate (3)	2.3%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     The following table summarizes all activities of common stock warrants during the three months ended March 31, 2009:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price
Outstanding, December 31, 2008	8,628,313	$5.68
Granted	15,322,024	0.10
Exercised	—	—
Cancelled	(78,614)	2.72

Outstanding, March 31, 2009	23,871,723	$2.11

Exercisable, March 31, 2009	8,871,723	$5.55

     The following table summarizes information about the warrants outstanding at March 31, 2009:

		Remaining
		Contractual
	Warrants	Life
Exercise Price	Outstanding	(years)
$0.00	11,796	8.13
$0.10	15,322,024	6.84
$2.72	89,845	6.58
$3.11	740,160	6.83
$6.00	7,645,833	1.00
$6.16	62,065	8.58

	23,871,723

7. Calculation of Loss Per Common Share
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
     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31
	2009	2008
Convertible debenture notes, if converted to common stock	731	372
Warrants for common stock	23,872	8,686
Options for common stock	3,480	2,641

Total	28,083	11,699

     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31
	2009	2008
Loss from continuing operations	$(21)	$(2,942)
Loss from discontinued operations	—	(86)

Net loss	(21)	(3,028)

Weighted average common shares outstanding:
Basic	23,660	22,751
Effect of dilutive common stock equivalents	—	—

Diluted	23,660	22,751

Basic and diluted loss per common share
Loss from continuing operations	$(0.00)	$(0.13)
Loss from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per common share	$(0.00)	$(0.13)

8. Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires us to measure the cost of share-based payments granted to our employees, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period.
     SFAS No. 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Prior to the adoption of SFAS No. 123(R), we did not recognize any income tax benefits resulting from the exercise of stock options.
     On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107, provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Direct costs	$10	$16
Selling, general and administrative and marketing	161	253

Total	$171	$269

Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted
	Stock			Average
	Options		Weighted	Remaining
	Available	Stock	Average	Contractual	Aggregate
	for	Options	Exercise	Life	Intrinsic
	Grant	Outstanding	Price	(years)	Value
Balance as of December 31, 2008	1,752	3,053	$4.90		—
Granted	(1,555)	1,555	0.26
Exercised	—	—	—
Forfeited or canceled	1,128	(1,128)	5.74

Balance as of March 31, 2009	1,325	3,480	$2.55	9.21	—

Vested at March 31, 2009	—	2,928	$2.69	9.16	—

Exercisable at March 31, 2009	—	1,305	$3.36	9.05	—

     The following table summarizes information about the options outstanding at March 31, 2009 (in thousands, except exercise prices and the weighted average remaining contractual life):

			Weighted Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
Range of		Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices		As of 3/31/09	(years)	Price	As of 3/31/09	Price
$0.20	$0.20	1,000	9.96	$0.20	398	$0.20
$0.30	$1.00	1,145	9.75	$0.69	241	$0.91
$2.50	$6.50	1,194	8.13	$5.82	619	$6.09
$6.70	$6.70	141	8.78	$6.70	47	$6.70

$0.20	$6.70	3,480	9.21	$2.55	1,305	$3.36

     As of March 31, 2009, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 2.02 years.
Calculation of Fair Value
     The fair value of options granted to employees is estimated on the date of grant using the modified Black-Scholes option pricing model. We amortize the fair value of employee options on a straight-line basis over the requisite service period.
     The following assumptions were used to determine the fair value of those options valued during the three months ended March 31, 2009 and year ended December 31, 2008:

	March 31,	December 31,
	2009	2008
Weighted- average volatility (1)	44.5%	44.5%
Expected dividends	0.0%	0.0%
Expected term — employees (2)	4.7 years	4.6 years
Risk-free rate — employees (3)	2.6%-3.3%	1.4%-3.3%

(1)	In 2008 and 2009, we estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimate the expected term for employees based on the simplified method permitted under SAB No. 110.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.
9. Contingencies
     We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations, or cash flows. See Note 12 for further information.
10. Related Parties
     During the first quarter of 2009, Pet DRx agreed to issue and sell in a private placement an aggregate of up to $6,500,000 of the Senior Notes. See Note 5 for further details on the Senior Notes. Certain related parties including certain members of our Board of Directors and their affiliates, certain key executives, and certain 10% shareholders participated in the loan. Total amount of the Senior Notes issued to these related parties collectively was $4.8 million. These related parties also received Financing Warrants to purchase an aggregate of 11,076,923 shares of common stock.

11. Warrant Liabilities
     As a result of adopting EITF 07-5, 892,070 of our issued and outstanding common stock warrants previously treated as equity pursuant to the derivative treatment exemption, are no longer afforded equity treatment. Upon adoption of EITF 07-5, we reclassified the fair value of the common stock warrants, which have exercise price reset features, from equity to liabilities as if these warrants had been treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in-capital by $1.9 million (the cumulative fair value of the warrants at their respective dates of issuances) with a corresponding increase to the beginning accumulated deficit by $1.9 million. Additionally, on January 1, 2009, we recorded a derivative liability (with a corresponding adjustment to the accumulated deficit related to these instruments of $18,000), which represented the instruments’ fair value as of January 1, 2009. Additionally, the Company issued 15,322,024 warrants during the first quarter of 2009, which also qualify as derivative liabilities under EITF 07-5. During the three months ended March 31, 2009, we recognized a $2.0 million gain on change in the fair value of warrant liabilities in the accompanying consolidated statement of operations.
     These warrant liabilities have been measured in accordance with SFAS 157, “Fair Value Measurements”. The valuation assumptions above are classified within Level 1 inputs. The following table represents the Company’s warrant liability activity:

December 31, 2008	$—
January 1, 2009 (cumulative effect adjustment)	18
Issuance of new warrants	3,646
Mark-to-market adjustment to fair value at March 31, 2009	(1,972)

March 31, 2009	$1,692

     These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The following assumptions were used to determine the fair value of those warrants needing retroactive treatment as of January 1, 2009 as well as for all warrants which qualified for the new accounting treatment, which included warrants issued during the first quarter of 2009, as of March 31, 2009:

	March 31,	January 1,
	2009	2009
Weighted- average volatility (1)	46.4%	46.4%
Expected dividends	0.0%	0.0%
Expected term (2)	5.8 — 8.6 years	6.8 — 8.8 years
Risk-free rate (3)	1.4%-2.5%	1.9%-2.1%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
12. Subsequent Events
Litigation Matters
     During the first quarter of 2009, we were served a lawsuit stemming from our December 31, 2006 acquisition of Vetsurg, Inc., a veterinary hospital located in Southern California. The plaintiffs were the former owners of the hospital and had alleged various causes of action under contract and tort. In May 2009, we reached a settlement with the plaintiffs, which required us to increase the outstanding principal of the term note owed to the former owners by approximately $0.1 million and to record a $0.1 million charge to selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations in the first quarter.

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
     The Company cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Investors should keep this in mind as they consider forward-looking statements. Factors that may cause our plans, expectations, future financial condition and results to change are described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009.
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of March 31, 2009, and the Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC filed after March 31, 2009 at the SEC’s website at www.sec.gov .
Overview
General
     The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of March 31, 2009, we owned and operated twenty-three veterinary hospitals located in northern and southern California. Our hospital operations are conducted by our subsidiaries.
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
Business Strategy
     Our objective is to deliver a broad scope of high-quality services to our customers through a “hub and spoke” network of veterinary hospitals within select local markets. Specifically, we offer, through specialty and emergency hospitals (“hubs”), a wide range of medical, diagnostic and specialty-medical services and use the traditional smaller general practices as “spokes” to feed to the “hub” units patients requiring more specialized services than a general practice is equipped to provide. We pursue the following strategies to achieve our objectives:
•	recruit and retain top veterinary professionals;

•	provide high quality veterinary care to our customers;

•	increase veterinary hospital visits through advertising, market positioning, consumer education, wellness programs and branding;

•	increase veterinary hospital margins through same-store revenue growth and cost savings realized through consolidated purchasing arrangements for high volume items such as food and medical supplies and generally lower costs through economies of scale;
•	increase veterinary hospital productivity through professional development and training, integration of performance data collection systems, application of productivity standards to previously under-managed operations and removal of administrative burdens from veterinary professionals;

•	pursue acquisitions of additional veterinary hospitals, with a focus on continuing to develop “hub and spoke” networks that will improve customer service; and
•	capture valuation arbitrage differentials between individual practice value and larger consolidated enterprise value.
Seasonality
     The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is slightly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm and ticks, and the number of daylight hours. The seasonality we experience at our clinics varies throughout the year depending on the geographic region of those locations. For example, clinics in the desert region of California experience their highest sales volume in the winter months. However, revenue may be impacted significantly from quarter to quarter by natural disasters, such as earthquakes, landslides and fires, and other factors unrelated to such adverse events, such as changing economic conditions.
Overview of Our Financial Results
(Amounts relate to continuing operations unless otherwise note)
     For the three month period ended March 31, 2009, net revenue was $16.7 million, a decrease of 3.9% over the same time period in the prior year. The net loss for the three month period ended March 31, 2009 was approximately $21,000, versus a net loss in the prior year first quarter of $2.9 million. Basic and diluted net loss per share was $(0.00) for the three months ended March 31, 2009 as compared to a net loss per share of $(0.13) for the three months ended March 31, 2008.
     The revenue decrease in the first three months of 2009 versus 2008 was primarily due to a decrease in volume of business resulting from the economic decline in the U.S. during the first quarter of 2009. The decrease in net loss and net loss per share was primarily a result of a decrease in selling, general, and administrative expenses partially as a result of the Company not incurring certain duplicative staff and occupancy costs while relocating its headquarters as it did in the first quarter of 2008, as well as other reductions in staffing and overhead expenditures. Additionally, as a result of the Company adopting EITF 07-5 during the first quarter of 2009, the Company recorded a $2.0 million gain on change of fair value of warrant liabilities during the quarter. No gain or loss on warrant liabilities was recorded in the three months ended March 31, 2008.
     Cash used in operations for the three months ended March 31, 2009 was $1.2 million compared with $7.7 million in the first three months ended March 31, 2008. The cash used in operations during the three months ended March 31, 2009 was primarily due to the net loss of $21,000, the $2.0 million gain on change in fair value of warrant liabilities, and the $1.6 million reduction in accrued payroll and other expenses during the quarter, offset by non-cash expenses for depreciation and amortization as well as debt discount amortization. Cash used in continuing operations in the first quarter of 2008 was primarily a result of the $3.0 million net loss incurred in that period coupled with the $5.9 million reduction in accounts payable and the Company aggressively paid down its working capital deficit after the merger with PVGI.

Cash used in investing activities during the first quarter of 2009 and 2008 was for purchases of property and equipment at the corporate headquarters and various animal hospital locations. Cash provided by financing activities in the first quarter of 2009 was primarily a result of the $6.5 million received from the sale by the Company of the Senior Notes. Cash provided by financing activities in the first quarter of 2008 was principally the result of the $36.4 million of net proceeds received on January 4, 2008 when the Company completed the Merger.
     We had a working capital deficit of $0.9 million at March 31, 2009 as compared to a working capital deficit of $7.2 million at December 31, 2008.
Results of Our Operations
Three Months Ended March 31, 2009 and 2008
(In millions, except percentages)
Revenue
Continuing Operations:

	For The Three Months ended
	March 31,
	2009	2008	% Change
Revenue	$16.7	$17.4	(3.9)%
     Revenues decreased $0.7 million, or 3.9%, during the three months ended March 31, 2009 as compared to the same time period in the prior year. The revenue decrease was primarily due to decreased volumes as a result of the economic environment of the U.S. during the first quarter of 2009.
Direct Costs
Continuing Operations:

	For The Three Months Ended		March 31,
	2009	2008	% Change
Total direct costs	$15.0	$15.6	(3.6)%
Hospital Contribution Margin as a percentage of total net revenue	10.1%	10.3%
     Direct costs decreased $0.6 million, or 3.6%, in the first three months of 2009 as compared to the first three months of 2008. The decrease in direct costs was primarily due to lower staff payroll in 2009 as a result of the three hospital consolidations the Company completed in 2008, as well as improvements in adjusting staff levels to be in line with the lower revenue levels. As a result of the consolidations, the Company was able to reduce certain duplicative staff costs at those animal hospital locations.
     Direct costs include depreciation and amortization of $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.
Selling, General and Administrative (“SG&A”)

	For The Three Months
	Ended March 31,
	2009	2008	% Change
Selling, general and administrative	$2.3	$3.8	(38.4)%
As a percentage of total net revenue	14.0%	21.8%

     SG&A expenses decreased by $1.5 million, or 38.4%, for the three months ended March 31, 2009 as compared to the same time period in the prior year. The year of 2008 was a year of transition for the Company, which resulted in increased SG&A costs. During the first quarter of 2008, the Company incurred larger costs as a result of the relocation of its headquarters from San Jose, California to Brentwood, Tennessee. Payroll, travel, and occupancy related costs for the three months ended March 31, 2009 were down approximately $0.6 million, $0.2 million, and $0.1 million, respectively, as a result of the Company not incurring costs from having duplicative occupancy and staff costs, as well as higher travel expenses resulting from recurring travel by executives between locations. Further reducing SG&A costs in 2009 was a reduction in professional fees of $0.5 million as a result of the Company having transitioned to a full time corporate staff versus predominately using contract labor in San Jose and a reduction in payroll and related costs that resulted from the decreases in the corporate staff size.
Interest income

	For The Three Months
	Ended March 31,
	2009	2008	% Change
Interest income	$0.0	$0.2	(98.9)%
As a percentage of total net revenue	0.0%	1.2%
     The decrease in interest income for the three months ended March 31, 2009 as compared to the same time period in the prior year was a result of a significant decrease of cash on hand, since the $36.3 million of proceeds, net of certain closing costs, associated with the Merger, were on deposit at a banking institution for the majority of the three months ended March 31, 2008, while in the first quarter of 2009, there was minimal cash on hand.
Interest Expense

	For The Three Months Ended
	March 31,
	2009	2008	% Change
Interest expense	$1.3	$1.2	15.7%
As a percentage of total net revenue	8.0%	6.6%
     The increase in interest expense of 15.7% from the three months ended March 31, 2009 compared to 2008 was a result of the Company’s Senior Notes that were sold by the Company during the first quarter of 2009. As a result of the significant debt discounts associated with the Senior Notes, the Company amortized approximately $0.6 million to interest expense during the quarter as well as accrued another $0.1 million in interest expense. Additionally, as a result of the amendment to the Huntington Loan, the Company recorded a one-time charge to interest expense of $0.3 million for the value of the warrants granted to Huntington Capital as well as the restructuring charges incurred as a result of the amendment to the Huntington Loan.
     Interest expense in 2008 was primarily driven by the $16.0 million term loans that were outstanding with Fifth Street Mezzanine Partners II L.P., which was paid off by the Company in June 2008.
Gain on change in fair value of warrant liabilities

	For The Three Months
	Ended March 31,
	2009	2008	% Change
Gain on change in fair value of warrant liabilities	$2.0	$ —	—%
As a percentage of total net revenue	11.8%	—%

     The increase in gain on change in fair value of warrant liabilities was a result of the Company adopting EITF 07-5 and the decrease in the fair market value of the Company’s common stock during the first quarter of 2009.
Liquidity and Capital Resources
     As of March 31, 2009, we had cash and cash equivalents of $6.1 million and working capital deficit of $0.9 million. Management believes that the Company has sufficient cash to meet its operating needs for 2009.
Cash Flows from Operating Activities
     Our largest source of operating cash flows is cash collections from our customers for purchases of veterinary healthcare services. We usually receive payment at the time of service. Our primary uses of cash for operating activities include corporate and hospital personnel, facilities related expenditures including the purchase of inventory, and costs associated with outside support and services.
     Cash used in continuing operating activities for the first three months of 2009 was $1.2 million as compared to $7.7 million in the same time period one year ago. The $1.2 million of net cash used in operating activities for the first quarter of 2009 resulted from the $21,000 net loss, the $2.0 million gain on change in fair value of warrant liabilities, and the $1.6 million decrease in accrued payroll and other expenses as the Company paid down certain expenses that it had accumulated while the Company was anticipating the closing of the sale of the Senior Notes. These fluctuations were offset somewhat by the $0.7 million and $1.0 million of non-cash expenses from depreciation and amortization and amortization of debt discounts, respectively. The net cash used in continuing operating activities in the first quarter of 2008 was a result of the $2.9 million net loss incurred in that time period, $5.9 million decrease in accounts payable as the Company paid its large balance down with the net proceeds received in the Merger with PVGI, and a $0.5 million decrease in prepaid expenses, partially offset by the $0.5 million, $0.4 million and $0.3 million of non-cash expenses from depreciation and amortization, amortization of debt discounts and stock-based compensation, respectively.
Cash Flows from Investing Activities
     Cash used in investing activities of $0.1 million during the first quarter of 2009 was for purchases of equipment at various hospital locations. Cash used in investing activities for the first quarter of 2008 of $0.3 million also was for purchases of equipment. The reduction in spending on capital equipment is a result of management’s increased focus on cash management.
Cash Flows from Financing Activities
     Cash provided by financing activities during the first quarter of 2009 was primarily attributable to the $6.5 million of net proceeds received from the sale of the Senior Notes, offset by $0.5 million of payments on term notes issued in prior years in conjunction with the purchase of animal hospitals and $0.3 million of fees incurred in connection with issuance of the Senior Notes. Cash provided by financing activities during the first quarter of 2008 was primarily attributable to the $36.4 million of net proceeds received from the Merger with PVGI, offset by $0.6 million of payments on term notes issued in prior years in conjunction with the purchase of animal hospitals, $0.2 million of payments to Fifth Street Mezzanine Partners II, L.P. in association with the amendment of their loans to us, and $0.1 million of payments made on certain capital leases.

Non-GAAP Financial Measures
     Adjusted EBITDA
     The non-GAAP metric of earnings before interest, gain on change in fair value of warrant liabilities, income taxes, depreciation and amortization (“Adjusted EBITDA”) is an important and useful measure for us, which we use to measure our liquidity. We use Adjusted EBITDA to monitor our ability to repay our existing debt and incur additional debt. We believe that it is a useful metric to investors because it provides them with a view of the Company’s liquidity from management’s perspective. We believe that investors benefit from having access to the same financial measures that management uses in evaluating our liquidity. Because computations of Adjusted EBITDA may differ from company to company, Adjusted EBITDA presented below may not be comparable with similarly titled measures of other companies. Therefore, Adjusted EBITDA should be used as a compliment to, and in conjunction with, our condensed consolidated financial statements included elsewhere in this report.
     Adjusted EBITDA increased $1.4 million from the first quarter of 2008 to the three months ended March 31, 2009 primarily from the reduced spending in selling, general, and administrative expenses. The following table presents a reconciliation of our computation of Adjusted EBITDA to Net Income (Loss) for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	December 31,
	2009	2008

Net loss	$(21)	$(3,028)

Depreciation	412	305
Amortization	266	224
Gain on change in fair value of warrant liabilities	(1,972)	—
Interest expense	1,333	1,152
Income taxes	5	9

Adjusted EBITDA	$23	$(1,338)

     Hospital EBITDA
     Additionally, non-GAAP metric of hospital contribution before depreciation and amortization expense (“Hospital EBITDA”) is an important and useful measure for us, which we use to measure individual hospital performance. We use Hospital EBITDA to assess the ability of our animal hospitals to generate cash without the burden of corporate spending. We believe that it is a useful metric to investors because it provides them with a view of the Company’s individual hospital operations from management’s perspective. We believe that investors benefit from having access to the same financial measures that management uses in evaluating our individual hospital performance. Because computations of Hospital EBITDA may differ from company to company, Hospital EBITDA presented below may not be comparable with similarly titled measures of other companies. Therefore, Hospital EBITDA should be used as a compliment to, and in conjunction with, our condensed consolidated financial statements included elsewhere in this report.
     Hospital EBITDA decreased approximately $11,000 from the first quarter of 2008 to the first quarter of 2009 primarily from the 3.9% decrease in revenues in the three months ended March 31, 2009 as compared to the same time period one year ago. The following table presents a reconciliation of our computation of Hospital EBITDA to Hospital Contribution for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	December 31,
	2009	2008

Hospital contribution	$1,683	$1,792

Depreciation at hospitals	325	274
Amortization at hospitals	266	219

Hospital EBITDA	$2,274	$2,285

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2009, that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
     As previously reported in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission (“SEC”) on March 31, 2009, we have been served in a lawsuit stemming from our December 31, 2006 acquisition of Vetsurg, Inc., a veterinary hospital located in Southern California. We have reached a settlement with the plaintiff for an amount of money substantially below what was demanded in the complaint. See Note 12 to the Condensed Consolidated Financial Statements for further information regarding the settlement.
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
Item 1A. Risk Factors.
     There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     As previously reported in the Current Reports on Form 8-K filed by the Company with the SEC on January 27, 2009, February 10, 2009 and April 4, 2009, the Company issued and sold in a private placement an aggregate of $6,500,000 original principal amount of the Senior Notes, together with Financing Warrants to purchase up to 15,000,000 shares of the Company’s common stock to certain accredited investors. The Senior Notes are convertible into an aggregate of 650,000 shares of the Company’s common stock based on an initial conversion price of $10.00 per share, and the Financing Warrants will be exercisable at an exercise price of $0.10 per share after the Company’s stockholders approve the issuance of the common stock underlying the Financing Warrants.
     As previously reported in the Current Report on Form 8-K filed by the Company with the SEC on April 4, 2009, the Company’s wholly owned subsidiary, PVGI, amended the terms of a Business Loan Agreement and Promissory Note, each dated November 2, 2005 (collectively, the “Huntington Loan”), with Huntington Capital, L.P., by entering into an Amended and Restated Business Loan Agreement and a Change in Terms Agreement, each dated March 30, 2009 (collectively, the “Amended and Restated Huntington Loan”). Under the terms of the Amended and Restated Huntington Loan, on March 30, 2009 the Company issued to Huntington Capital warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.10 per share (the “Huntington Warrants”) and cancelled the 78,614 warrants then held by Huntington Capital that had an exercise price of $2.72 per share.
     As previously reported in the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2009, repayment of the Senior Notes at maturity or if accelerated upon the occurrence of an “event of default” (as defined in the Senior Notes), or any prepayment of the notes prior to maturity, would require, in addition to the repayment of the then-outstanding principal amount and accrued but unpaid interest, the payment of a premium of 184% of the original principal amount. The amount of the premium was based on the holders of a certain percentage of the Company’s existing seller notes issued in connection with previous veterinary hospital acquisitions that agree by February 17, 2009 to a note amendment to provide for a payment moratorium if the Company fails to generate specified levels of cash flow from operations during any fiscal quarter in 2009. On February 27, 2009, the Company issued to the holders of the Company’s existing seller notes (“DVM Warrants”) that agreed to amend their notes to provide for a payment moratorium warrants to purchase an aggregate of 72,024 shares of the Company’s common stock with an exercise price of $.10 per share on substantially the same terms as the Financing Warrants.
     These securities have not been registered under the Securities Act of 1933 or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended. These securities were issued to certain accredited investors, as such term is defined under the Securities Act of 1933, as amended. The Company is relying on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder with respect to the issuance of these securities, and/or the exemption provided by Section 3(a)(9) of the Securities with respect to the Huntington Warrants and the DVM Warrants.

Item 6.	Exhibits.

Exhibit
No.	Description
4.1	Form of 12% Senior Convertible Note with aggregate principal amount of $6,500,000 issued to various investors by the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2009).

4.2	Form of Warrant to purchase aggregate of 15,000,000 shares of common stock of the Company issued to various investors in connection with issuance of $6,500,000 of 12% Senior Convertible Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 27, 2009).

4.3	Form of Registration Rights Agreement entered into with various investors in connection with issuance of $6,500,000 of 12% Senior Convertible Notes (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2009).

4.4	Amended and Restated Business Loan Agreement dated March 30, 2009 relating to $1,400,000 loan between Huntington Capital, L.P. and Pet DRx Veterinary Group, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 2, 2009).

4.5	Change in Terms Agreement amending $1,400,000 promissory note in favor of Huntington Capital, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 2, 2009).

10.1*	Pet DRx Corporation 2009 Employee Bonus Plan.

10.2*	Pet DRx Corporation 2009 Non-Employee Director Compensation Program.

10.3*	Employment Agreement between Gene E. Burleson and the Company dated March 18, 2009.

10.4*	Employment Agreement between Harry L. Zimmerman and the Company dated March 18, 2009.

10.5*	Form of Incentive Stock Option Award under the 2007 Pet DRx Stock Incentive Plan (for grants to certain officers).

31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: May 15, 2009	By:	/s/ Kyle Morse
Kyle Morse
Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
4.1	Form of 12% Senior Convertible Note with aggregate principal amount of $6,500,000 issued to various investors by the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2009).

4.2	Form of Warrant to purchase aggregate of 15,000,000 shares of common stock of the Company issued to various investors in connection with issuance of $6,500,000 of 12% Senior Convertible Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 27, 2009).

4.3	Form of Registration Rights Agreement entered into with various investors in connection with issuance of $6,500,000 of 12% Senior Convertible Notes (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2009).

4.4	Amended and Restated Business Loan Agreement dated March 30, 2009 relating to $1,400,000 loan between Huntington Capital, L.P. and Pet DRx Veterinary Group, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 2, 2009).

4.5	Change in Terms Agreement amending $1,400,000 promissory note in favor of Huntington Capital, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 2, 2009).

10.1*	Pet DRx Corporation 2009 Employee Bonus Plan.

10.2*	Pet DRx Corporation 2009 Non-Employee Director Compensation Program.

10.3*	Employment Agreement between Gene E. Burleson and the Company dated March 18, 2009.

10.4*	Employment Agreement between Harry L. Zimmerman and the Company dated March 18, 2009.

10.5*	Form of Incentive Stock Option Award under the 2007 Pet DRx Stock Incentive Plan (for grants to certain officers).

31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.