Form 10-Q
period 2009-06-30
Pet DRx CORP
filed 2009-08-14
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At July 31, 2009, there were 23,660,460 shares of the registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	June 30, 2009	December 31,
	(unaudited)	2008
ASSETS

Current assets:
Cash and cash equivalents	$4,370	$1,723
Trade accounts receivable, net	448	369
Inventory	1,107	1,154
Prepaid expenses and other	1,367	1,719
Assets held for sale	—	900
Due from related parties	—	32
Assets of discontinued operations	—	1

Total current assets	7,292	5,898

Property and equipment, net	6,751	7,422
Other assets:
Goodwill	49,031	49,373
Other intangible assets, net	6,175	6,704
Restricted cash	425	500
Other	299	447

Total assets	$69,973	$70,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations, net of debt discount	$2,096	$3,718
Accounts payable	1,479	2,394
Accrued payroll and other expenses	4,800	6,551
Due to a related party	—	96
Obligations under capital leases, current portion	295	312
Deferred rent, current portion	6	—
Liabilities of discontinued operations	—	55

Total current liabilities	8,676	13,126

Long-term liabilities:

	June 30, 2009	December 31,
	(unaudited)	2008
Convertible debt, net of debt discount	9,880	4,949
Term notes, less current portion and net of debt discount	2,632	3,687
Warrant liabilities	7,257	—
Obligations under capital leases, less current portion	238	361
Deferred rent, less current portion	454	355
Other	150	83

Total long term liabilities	20,611	9,435

Total liabilities	29,287	22,561
Stockholders’ equity:
Common stock, par value $0.0001, 90,000,000 shares authorized and 23,660,460 outstanding as of June 30, 2009 and December 31, 2008, respectively, net of treasury shares of 1,361,574 at June 30, 2009 and December 31, 2008, respectively	2	2
Additional paid-in-capital	86,112	87,686
Accumulated deficit	(45,428)	(39,905)

Total stockholders’ equity	40,686	47,783

Total liabilities and stockholders’ equity	$69,973	$70,344

See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$16,702	$17,498	$33,424	$34,894
Direct costs	14,848	16,071	29,887	31,676

Hospital contribution	1,854	1,427	3,537	3,218
Selling, general, and administrative expenses	2,220	3,962	4,560	7,752

Loss from operations	(366)	(2,535)	(1,023)	(4,534)
Other income (expense):
Loss on change in fair value of warrant liabilities	(5,565)	—	(3,593)	—
Interest income	4	121	6	339
Interest expense	(1,456)	(2,735)	(2,789)	(3,887)

Loss before provision/(benefit) for income taxes	(7,383)	(5,149)	(7,399)	(8,082)
Provision/(benefit) for income taxes	—	(41)	5	(32)

Loss from continuing operations	(7,383)	(5,108)	(7,404)	(8,050)
Loss from discontinued operations, net of tax	—	(129)	—	(215)

Net loss	$(7,383)	$(5,237)	$(7,404)	$(8,265)

Basic and diluted loss per common share
Loss from continuing operations	$(0.31)	$(0.22)	$(0.31)	$(0.35)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net loss per share	$(0.31)	$(0.22)	$(0.31)	$(0.36)

Shares used for computing basic and diluted loss per share	23,660	23,655	23,660	23,204
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows used in operating activities:
Net loss	$(7,404)	$(8,265)
Loss from discontinued operations, net of tax	—	215

Loss from continuing operations	(7,404)	(8,050)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,345	1,075
Amortization of debt discount	1,986	1,803
Loss on change in fair value of warrant liabilities	3,593	—
Paid-in-kind interest on loans	313	—
Amortization of debt amendment costs	—	182
Share-based compensation	323	673
Impairment of fixed assets	59	88
Deferred rent	105	49

Changes in operating assets and liabilities:
Accounts receivable	(79)	(66)
Inventory	47	126
Prepaid expenses and other	42	93
Accounts payable	(970)	(6,068)
Accrued payroll and other expenses	(1,694)	(443)
Income taxes	—	(174)
Other	5	(17)

Net cash used in continuing operations	(2,329)	(10,729)
Net cash provided by discontinued operations	—	10

Net cash used in operating activities	(2,329)	(10,719)

Cash flows provided by (used in) investing activities:
Property and equipment additions	(146)	(950)
Proceeds from sale of assets	841	—
Payments made on prior acquisitions	—	(356)
Capitalized costs associated with successful acquisitions	—	(16)

Net cash provided by (used in) continuing operations	695	(1,322)
Net cash used in discontinued operations	—	—

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) investing activities	695	(1,322)

Cash flow provided by financing activities:
Net proceeds from IPO received as a result of merger with PVGI	—	36,316
Payment of debt waiver fees	(100)	(182)
Payment of debt financing costs	(307)	—
Deferral of legal settlement to term loan	21	—
Payments on notes payable	(1,693)	(16,815)
Payments on capital lease obligations	(140)	(233)
Net proceeds from 12% senior secured convertible notes	6,500	—

Net cash provided by continuing operations	4,281	19,086
Net cash used in discontinued operations	—	(5)

Net cash provided by financing activities	4,281	19,081

Increase in cash and cash equivalents	2,647	7,040
Consolidated cash and cash equivalents at beginning of period	1,723	2,005

Consolidated cash and cash equivalents at end of period	$4,370	$9,045

Cash and cash equivalents of continuing operations	$4,370	$9,040
Cash and cash equivalents of discontinued operations	$—	$5

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$215
Interest	$414	$2,992

Schedule of non-cash investing and financing activities:

Deferred costs and accrued liabilities associated with merger of PVGI recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$—	$700
Retirement of debt to offset related party receivable	$141	$16
Common stock warrants issued as payment of offering costs	$4,374	$—
Common stock issued upon conversion of debt	$—	$8,305
Conversion of Series A and Series B preferred stock to common stock	$—	$1
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Pet DRx Corporation and its subsidiaries (“Pet DRx,” the “Company,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In our opinion, the condensed consolidated financial statements include all normal and recurring adjustments necessary for fair presentation and represent our accounts after the elimination of intercompany transactions. Interim results are not necessarily indicative of expected results for a full year.
     The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.
     Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.
2. New Accounting Pronouncements
Adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which permitted a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which was adopted in the first quarter of 2009. The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how the derivative instruments and related hedged items affect our financial statements.

SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact to our condensed consolidated financial statements as the Company does not have derivative instruments for purposes of hedging activities.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 nullifies EITF Issues No. 90-19 and No. 03-7 and amends No. 98-5, No. 99-1, No. 00-27, No. 04-8, No. 05-1 and No. 06-7. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this FSP, companies are required to separately account for the liability and equity components of convertible debt by first determining the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component and then determining the carrying amount of the equity component embedded in the instrument by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The carrying amount of the equity component will then be amortized over the expected life of the debt to interest expense. The Company adopted the FSP during the first quarter of 2009, which did not have a material impact to the condensed consolidated financial statements as the Company does not have convertible notes outstanding which can be converted in whole or in part, to cash.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact to our consolidated financial statements as the Company did not make any acquisitions in the first two quarters of 2009.
     In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 became effective for the Company beginning January 1, 2009. See Note 11 for further information.
     On June 30, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.
     On June 30, 2009, we adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the condensed consolidated financial statements.
     On June 30, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no impact on the condensed consolidated financial statements.
     On June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of FSP FAS 107-1/APB 28-1 had no impact on the condensed consolidated financial statements.
     Effective January 1, 2009, we adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The provisions of FSP FAS 141(R)-1 did not have a material impact to our condensed consolidated financial Statements, as the Company did not make any acquisitions in the first two quarters of 2009.
     On January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 did not have a material impact to our condensed consolidated financial statements.
Issued
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have a material impact on the condensed consolidated financial statements.

3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at June 30, 2009 was $49.0 million. Adjustments totaling $0.3 million were made to goodwill during the three month period ended June 30, 2009 after a certain contingent liability that might have been assumed in the acquisition of Valley Animal Medical Center was determined to not be a liability of the Company.
     In addition to goodwill, we had amortizable intangible assets at June 30, 2009 and December 31, 2008 as follows (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount

Covenants not-to-compete	$684	$(390)	$294	$684	$(286)	$398
Non-contractual customer relationships	8,118	(2,237)	5,881	8,118	(1,812)	6,306

Total	$8,802	$(2,627)	$6,175	$8,802	$(2,098)	$6,704

     Amortization expense related to intangible assets was approximately $0.3 million and $0.5 million for the three and six month periods ended June 30, 2009, respectively, and was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2008, respectively.
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of June 30, 2009 is as follows (in thousands):

Remainder of 2009	$512
2010	985
2011	892
2012	789
2013	716
Thereafter	2,281

Total	$6,175

4. Property and Equipment
     Property and equipment at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Buildings	$2,787	$2,787
Leasehold improvements	1,015	935
Equipment	3,385	3,318
Furniture and equipment	606	606
Computer equipment & software	2,324	2,307
Construction-in-progress	1	62

Total property and equipment	10,118	10,015

Less-accumulated depreciation and amortization	(3,367)	(2,593)

Total property and equipment, net	$6,751	$7,422

     Depreciation and amortization expense, including the amortization of property under capital leases, for the three and six months ended June 30, 2009 was $0.4 and $0.8 million, respectively, and was $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively.
5. Assets Held For Sale
     On June 30, 2009, the Company sold its vacant building, which had been classified as an asset held for sale, for $900,000 less certain closing costs and sales commissions of approximately $59,000, which have been recorded to selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009.
6. Long-Term Obligations
     Long-term obligations consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

		June 30,	December 31,
		2009	2008
Convertible notes	Convertible notes payable, maturing from 2010 to 2013, secured by substantially all of the Company’s assets, various interest rates ranging from 6.0% to 12.0% (net of debt discounts of $4.1 million and $18,081) at June 30, 2009 and December 31, 2008, respectively	$8,909	$5,049
Promissory notes	Notes payable, maturing from 2009 to 2012, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 12.0%	5,232	6,686
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 8.0%	467	619

	Total debt obligations	14,608	12,354
	Less-current portion, net of debt discount	(2,096)	(3,718)

	Long-term portion	$12,512	$8,636

     The future payments under long-term obligations as of June 30, 2009 are as follows:

Remainder of 2009	$2,032
2010	5,602
2011	2,655
2012	348
2013	18,790
Thereafter	—

Total	$29,427

12% Senior Secured Convertible Notes
     On January 21, 2009, the Company entered into a purchase agreement with certain investors pursuant to which the Company agreed to issue and sell up to $6.5 million of senior secured convertible notes (the “Senior Notes”) in a private placement offering, with warrants to purchase up to 15,000,000 shares of the Company’s common stock (the “Financing Warrants”). The notes are secured by a lien on substantially all of the Company’s assets.
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
     The Senior Notes have a maturity date of January 21, 2013 and bear interest at 12% per annum, which is payable by increasing the principal amount of the Senior Notes semi-annually beginning on June 30, 2009. The Company accrued $195,000 and $313,000 of interest expense related to the Senior Notes during the three and six months ended June 30, 2009, respectively, and added this amount to the principal amount of the note. The Senior Notes, including accrued interest, convert at a rate of $10 per share; however, if the Senior Notes are repaid either at maturity or before then, the outstanding principal, unpaid accrued interest, and a premium of 184% of the original principal amount is due. The premium was based on how many holders of the Company’s existing notes issued in connection with previous veterinary hospital acquisitions agreed to a note amendment providing for a payment moratorium if the Company fails to generate specified levels of cash flow from operations during any fiscal quarter in 2009. The holders of the Senior Notes issued in the private placement may require the Company to redeem the Senior Notes at the outstanding principal amount plus the applicable premium if there is a change of control as defined in the Senior Notes.
     The Financing Warrants are exercisable at $0.10 per share, or, if the Company issues additional common stock or common stock equivalents at a lower price, they would be exercisable at that lower price. The Company has the right to redeem the Financing Warrants at any time for a price equal to 12.5 times the exercise price, less the exercise price. The Financing Warrants have an expiration date of January 21, 2016. Stockholders approved issuing common stock upon the conversion of the Senior Notes and the exercise of Financing Warrants at the Company’s Annual Meeting on July 28, 2009.
     The Company calculated the fair value of the Financing Warrants issued using the Modified Black-Scholes-Merton option-pricing model and recorded the value of $3.6 million as a debt discount to the convertible notes (See Notes 7 and 11 for further information on the valuation and recording of the warrants). Additionally, the Company also recorded approximately $930,000 of fees and expenses, including $132,000 that were incurred during 2008, related to the sale of the Senior Notes, as a debt discount as well. The Company is amortizing these amounts over the life of the Senior Notes. The Company amortized approximately $282,000 and $472,000 of the debt discounts to interest expense in the accompanying condensed statement of operations during the three and six months ended June 30, 2009, respectively.
     Additionally, the Company is accounting for the aforementioned 184% debt discount as a loan accretion, by which the Company is charging the accretion to interest expense, which amounts to approximately $12.0 million, over the life of the loan. The Company charged interest expense relating to the loan accretion in the amount of approximately $748,000 and $1.2 million in the accompanying condensed statement of operations during the three and six months ended June 30, 2009, respectively.
Amendment to Huntington Promissory Note
     On March 30, 2009, Pet DRx Veterinary Group, Inc., a wholly-owned subsidiary of the Company (“PVGI”), amended the terms of a Business Loan Agreement and Promissory Note, each dated November 2, 2005, relating to that certain $1.4 million loan from Huntington Capital, L.P. (the “Huntington Loan”) by entering into an Amended and Restated Business Loan Agreement and a Change in Terms Agreement (collectively, the “Amended and Restated Huntington Loan Agreement”). The Amended and Restated Huntington Loan Agreement waived the

Company’s default of the prior covenants as of December 31, 2008 and through March 31, 2009. In addition, all future financial covenant requirements were removed through the term of the promissory note underlying the Huntington Loan (the “Huntington Promissory Note”).
     Under the terms of the Amended and Restated Huntington Loan Agreement, PVGI made a $0.3 million principal payment on April 1, 2009 and will be required to pay the remaining $1.1 million of principal over eighteen ratable monthly payments commencing on July 1, 2009 and ending on December 1, 2010. There was no change to the interest rate of the Huntington Promissory Note. Additionally, upon execution of the Amended and Restated Huntington Loan Agreement, PVGI paid a $100,000 restructuring fee and will be required to pay an additional restructuring fee of $150,000 on December 1, 2010. In addition to the restructuring payments, the Company issued to Huntington Capital warrants to purchase 250,000 shares of common stock at an exercise price of $0.10 per share and cancelled the 78,614 warrants then held by Huntington Capital that had an exercise price of $2.72 per share. See Notes 7 and 11 for further information regarding the warrants.
     Under the guidance of Emerging Issues Task Force (EITF 96-19), “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company has accounted for the Amended and Restated Huntington Loan Agreement as an extinguishment of debt and the issuance of a new promissory note. As such, the Company recorded a one-time charge to interest expense of $295,000 in the accompanying condensed consolidated statement of operations in the first quarter of 2009 for the fair value of the warrants issued totaling $45,000, as well as the $250,000 aggregate restructuring fee charged by Huntington Capital to complete the Amendment. The remaining unpaid portion of the restructuring fee in the amount of $150,000 has been recorded as a long-term liability on the accompanying condensed consolidated balance sheet.
7. Stockholders’ Equity
     As of June 30, 2009, there were 90,000,000 shares of common stock of Pet DRx authorized, with 23,660,460 shares outstanding. Additionally, 1,361,574 shares of common stock are held as treasury shares. The Company also had 10,000,000 shares of preferred stock authorized of which none were outstanding at June 30, 2009.
Common Stock Warrants
     The Company has issued warrants to purchase common shares of the Company either as compensation for consultants and vendors or as additional incentive for investors and lenders. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid-in-capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model.
     Between January 21, 2009 and March 27, 2009, the Company issued Financing Warrants to purchase 15,000,000 shares of common stock of the Company in conjunction with the issuance of the Senior Notes (See Note 6). A portion of the Senior Note sales proceeds, totaling $3.6 million, was allocated to warrant liabilities for the fair value of the Financing Warrants, with the remaining balance becoming the discounted carrying value of the debt. The following assumptions were used to determine the fair value of the Financing Warrants:

Expected volatility of peer group (1)	36.2	% - 66.0%
Weighted- average volatility (1)	44.5%
Expected dividends	0.0%
Expected term (2)	4.0	years
Risk-free rate (3)	1.4	% - 2.4%
     On February 17, 2009, the Company issued warrants to purchase 70,986 shares of common stock to certain of its veterinarians. The fair value of the warrants, in the amount of approximately $13,000, was allocated to warrant liabilities and charged to interest expense in the accompanying condensed consolidated statement of operations. The following assumptions were used to determine the fair value of those warrants:

Expected volatility of peer group (1)	36.2	% - 66.0%
Weighted- average volatility (1)	46.4%
Expected dividends	0.0%
Expected term (2)	7.0	years
Risk-free rate (3)	2.1%
     On March 30, 2009, the Company issued warrants to purchase 250,000 shares of common stock as part of the amendment of the Huntington Loan (See Note 6). The fair value of the warrants, in the amount of $45,000, was allocated to warrant liabilities and charged to interest expense in the accompanying condensed consolidated statement of operations. The following assumptions were used to determine the fair value of those warrants:

Expected volatility of peer group (1)	36.2	% - 66.0%
Weighted- average volatility (1)	44.5%
Expected dividends	0.0%
Expected term (2)	7.0	years
Risk-free rate (3)	2.3%
(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the warrants to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     The following table summarizes all activities of common stock warrants during the three and six months ended June 30, 2009:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price

Outstanding, December 31, 2008	8,628,313	$5.68
Granted	15,320,986	0.10
Exercised	—	—
Cancelled	(78,614)	2.72

Outstanding, March 31, 2009	23,870,685	$2.11
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, June 30, 2009	23,870,685	$2.11

Exercisable, June 30, 2009	8,870,685	$5.55

     On July 28, 2009, the stockholders of the Company approved issuing common stock upon the exercising of the 15,000,000 Financing Warrants and thus the warrants became exercisable on that date. The weighted average price of the 23,870,685 warrants, which are now all exercisable, is $2.11.

     The following table summarizes information about the warrants outstanding at June 30, 2009:

		Remaining
		Contractual
	Warrants	Life
Exercise Price	Outstanding	(years)

$0.00	11,796	7.88
$0.10	15,320,986	6.58
$2.72	89,845	6.33
$3.11	740,160	6.58
$6.00	7,645,833	0.75
$6.16	62,065	8.33

	23,870,685

8. Calculation of Loss Per Common Share
     Basic and diluted net loss per share is presented in conformity with FASB’s SFAS 128, “Earnings Per Share,” for all periods presented. Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the losses of the Company.
     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	June 30,
	2009	2008
Convertible debenture notes, if converted to common stock	1,413	372
Warrants for common stock	23,871	8,628
Options for common stock	3,474	2,651

Total	28,758	11,651

     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(7,383)	$(5,237)	$(7,404)	$(8,265)
Weighted average common shares outstanding:
Basic	23,660	23,655	23,660	23,204
Effect of dilutive common stock equivalents	—	—	—	—

Diluted	23,660	23,655	23,660	23,204

Basic and diluted loss per common share	$(0.31)	$(0.22)	$(0.31)	$(0.36)

9. Share-Based Compensation

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
     On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Direct costs	$8	$25	$18	$41
Selling, general and administrative expenses	$143	$379	$305	$632

Total	$151	$404	$323	$673

Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted Average
				Remaining	Aggregate
	Stock Options	Stock Options	Weighted Average	Contractual Life	Intrinsic
	Available for Grant	Outstanding	Exercise Price	(years)	Value
Balance as of December 31, 2008	1,752	3,053	$4.90		—
Granted	(1,555)	1,555	$0.26
Exercised	—	—	—
Forfeited or canceled	1,128	(1,128)	$5.74

Balance as of March 31, 2009	1,325	3,480	$2.55	9.21	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or canceled	6	(6)	$0.30

Balance as of June 30, 2009	1,331	3,474	$2.56	8.96	$467

Exercisable at June 30, 2009		1,453	$3.18	8.82	$170

     The following table summarizes information about the options outstanding at June 30, 2009 (in thousands, except exercise prices and the weighted average remaining contractual life):

			Weighted Average
			Remaining
		Number Outstanding	Contractual Life	Weighted Average	Number Exercisable	Weighted Average
Range of Exercise Price		As of June 30, 2009	(years)	Exercise Price	As of June 30, 2009	Exercise Price
$0.20	$0.20	1,000	9.72	$0.20	457	$0.20
$0.30	$1.00	1,139	9.5	$0.69	287	$0.84
$2.50	$6.50	1,194	7.88	$5.82	662	$6.00
$6.70	$6.70	141	8.53	$6.70	47	$6.70

$0.20	$6.70	3,474	8.96	$2.56	1,453	$3.18

     As of June 30, 2009, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 1.8 years.
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
11. Warrant Liabilities
     As a result of adopting EITF 07-5, 892,070 of our issued and outstanding common stock warrants previously treated as equity pursuant to the derivative treatment exemption, are no longer afforded equity treatment. Upon adoption of EITF 07-5, we reclassified the fair value of the common stock warrants, which have exercise price reset features, from equity to liabilities as if these warrants had been treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in-capital by $1.9 million, increased beginning accumulated deficit by $1.9 million and recorded $18,000 to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. Additionally, the Company issued 15,320,986 warrants during the first quarter of 2009, which also qualify as derivative liabilities under EITF 07-5. During the three and six months ended June 30, 2009, we recognized a net loss of $5.6 million and $3.6 million, respectively, on the change in the fair value of warrant liabilities in the accompanying consolidated statement of operations.
     These warrant liabilities have been measured in accordance with SFAS 157, “Fair Value Measurements.” The valuation assumptions above are classified within Level 1 inputs. The following table represents the Company’s warrant liability activity:

Balance, December 31, 2008	$—
January 1, 2009 (cumulative effect adjustment)	18
Issuance of new warrants	3,646
Mark-to-market adjustment to fair value at March 31, 2009	(1,972)

Balance, March 31, 2009	1,692
Mark-to-market adjustment to fair value at June 30, 2009	5,565

Balance, June 30, 2009	$7,257

     These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The following assumptions were used to determine the fair value of those warrants needing retroactive treatment as of January 1, 2009 as well as for all warrants which qualified for the new accounting treatment, which included warrants issued during the first quarter of 2009, as of June 30, 2009:

	June 30,		March 31,		January 1,
	2009		2009		2009

Weighted-average volatility (1)		46.4%		46.4%		46.4%
Expected dividends		0.0%		0.0%		0.0%
Expected term (2)	3.5 - 8.3	years	3.8 - 8.6	years	4.0 - 8.8	years
Risk-free rate (3)		1.9% - 2.8%		1.4% - 2.5%		1.9% - 2.1%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the warrants to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
12. Fair Value
     Effective January 1, 2009, we adopted SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted the provisions of SFAS No. 157 for measuring the fair value of our financial assets and liabilities during 2008. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. SFAS No. 157 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
Level 1	—	Observable inputs such as quoted prices in active markets;

Level 2	—	Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3	—	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The carrying amount of our cash and equivalents, receivables, and accounts payable reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.
     The fair value of our current and long-term debt instruments at June 30, 2009 is undeterminable due to the related party nature of the obligations and/or the financial circumstances around the issuance of the debt instruments.

13. Subsequent Events
     Management evaluated all activity through August 14, 2009 (the issue date of the condensed consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to the condensed consolidated financial statements.
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
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of June 30, 2009, and the Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC filed after June 30, 2009 at the SEC’s website at www.sec.gov .
Overview
General
     The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of June 30, 2009, we owned and operated twenty-three veterinary hospitals located in northern and southern California. Our hospital operations are conducted by our subsidiaries.
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
Overview of Our Financial Results
(Amounts relate to continuing operations unless otherwise noted)
     For the three and six month periods ended June 30, 2009, net revenue was $16.7 million and $33.4 million, respectively, a decrease of 4.5% and 4.2%, respectively, over the same time periods in the prior year. For the three and six month periods ended June 30, 2009, the loss from operations decreased $2.2 million and $3.5 million, respectively, a decrease of 85.6% and 77.4%, respectively, over the same time periods one year ago. The net loss for the three and six month periods ended June 30, 2009 was approximately $7.4 million and $7.4 million, respectively, versus a net loss in the prior year three and six month periods ended June 30, 2008 of $5.2 million and $8.3 million, respectively. Basic and diluted net loss per share was $(0.31) for the three months and six months ended June 30, 2009 as compared to a net loss per share of $(0.22) and $(0.36) for the three months and six months ended June 30, 2008, respectively.
     The revenue decrease in the first six months of 2009 versus 2008 was primarily due to a decrease in volume of business resulting from the economic decline in the U.S. during the first two quarters of 2009.
     The decrease in loss from operations in the three and six months ended June 30, 2009 as compared to the same time period in 2008 was attributable to the reduced spending in selling, general, and administrative expenses as a result of reductions in staffing, professional services and overhead expenditures and by the Company not incurring certain duplicative staff and occupancy costs while relocating its headquarters as it did in the first two quarters of 2008.
     The increase in net loss and net loss per share for the three months ended June 30, 2009 versus 2008 was primarily from the loss associated from the change in fair value of the warrant liabilities in 2009 as a result of the Company adopting EITF 07-5 during the first quarter of 2009 which resulted in a charge of $5.6 million and $3.6 million for the three and six month periods ended June 30, 2009 as compared to $0 in the same time periods in 2008, partially offset by the reduced spending in selling, general, and administrative expenses as a result of the same items mentioned above.
     The decrease in net loss and net loss per share for the six months ended June 30, 2009 versus 2008 was a direct result of lower selling, general, and administrative expenses as a result of the same items mentioned above plus lower interest expense incurred as a result of not having the one-time charges related to the payoff of the Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”) loans, which were incurred in June 2008. Partially offsetting this decrease was the loss on the change in fair value of the warrant liabilities incurred.
     Cash used in continuing operations for the six months ended June 30, 2009 was $2.3 million compared with $10.7 million in the first six months ended June 30, 2008. The cash used in continuing operations during the six months ended June 30, 2009 was primarily due to the net loss of $7.4 million, the $1.0 million reduction in accounts payable, and the $1.7 million reduction in accrued payroll and other expenses during the six months, offset by non-cash expenses for depreciation and amortization as well as debt discount amortization, coupled with the non-cash $3.6 million loss on the change in fair value of warrant liabilities. Cash used in continuing operations in the first two quarters of 2008 was primarily a result of the $8.1 million net loss incurred in that period coupled with the $6.1 million reduction in accounts payable as the Company aggressively paid down its working capital deficit after the merger with PVGI, partially offset by non-cash expenditures from depreciation and amortization, as well as amortization of debt discounts.
     Cash provided by investing activities during the first two quarters of 2009 was from the sale of a vacant building owned by the Company, offset by purchases of equipment at various animal hospital locations. Cash used in investing activities for the first two quarters of 2008 was from equipment purchases at various animal hospital locations and certain payments made to settle prior acquisition liabilities.
     Cash provided by financing activities in the first two quarters of 2009 was primarily a result of the $6.5 million received from the issuance of the Senior Notes, partially offset by recurring debt principal and capital lease payments. Cash provided by financing activities in the first two quarters of 2008 was principally the result of the $36.3 million of net proceeds received on January 4, 2008 when the Company completed the merger with PVGI, partially offset by the $16.8 million payments made to payoff the Fifth Street loans.
     We had a working capital deficit of $1.4 million at June 30, 2009 as compared to a working capital deficit of $7.2 million at December 31, 2008.

Results of Our Operations
Three and Six Months Ended June 30, 2009 and 2008
(In millions, except percentages)
Revenue
Continuing Operations

	For The Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Revenues	$16.7	$17.5	(4.5%)	$33.4	$34.9	(4.2%)
     Revenues decreased $0.8 million, or 4.5%, and $1.5 million, or 4.2%, during the three and six months ended June 30, 2009 as compared to the same time periods in the prior year. The revenue decreases were primarily due to decreased volumes as a result of the current economic environment of the U.S. and especially California where all of our hospitals are located, during the first two quarters of 2009. Partially offsetting the effects of the economic decline was an increase of $1.3 million and $2.8 million in the three and six month periods ended June 30, 2009 as compared to the same time periods in 2008 from revenues of Valley Animal Medical Center, which was acquired on July 1, 2008.
Direct Costs
Continuing Operations

	For The Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Total direct costs	$14.8	$16.1	(7.6%)	$29.9	$31.7	(5.6%)
Hospital Contribution Margin as a percentage of total net revenue	11.1%	8.2%		10.6%	9.2%
     Direct costs decreased $1.2 million, or 7.6% in the three month period ended June 30, 2009 as compared to the same time period in 2008 and $1.8 million, or 5.6% in the six month period ended June 30, 2009 as compared to the same time period in 2008. The decrease in direct costs was partially due to a $0.2 million and $0.4 million decrease in cost of goods sold for the three and six months ended June 30, 2009 compared to the same time period one year ago, respectively, due to lower revenue volumes and the continued improvement with centralization of purchasing of inventory items. Further decreasing direct costs was a $0.8 million and $1.3 million decrease in veterinary and staff payroll in the three and six months ended June 30, 2009 as compared to the same time period one year ago, respectively, due to lower commissions paid to veterinarians as a result of lower revenues, improvements in adjusting staff levels to be in line with lower revenues and the elimination of certain cost redundancies from three hospital consolidations that took place during 2008.

Selling, General and Administrative (“SG&A”)

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Selling, general and administrative	$2.2	$4.0	(44.0%)	$4.6	$7.8	(41.2%)
As a percentage of total net revenue	13.3%	22.6%		13.6%	22.2%
     SG&A decreased approximately $1.7 million, or 44.0%, for the three months ended June 30, 2009 as compared to the same time period in the prior year and $3.2 million, or 41.2%, for the six months ended June 30, 2009 as compared to the same time period in the prior year. The year of 2008 was a year of transition for the Company, which included a relocation of its headquarters from San Jose, California to Brentwood, Tennessee, as well as the hiring of a new corporate team. For a period of time in 2008, the Company incurred certain duplicative staff and occupancy costs and experienced higher than normal travel expenditures. Since these 2008 transition costs are not being incurred in 2009, there was a direct reduction in payroll, travel and occupancy related costs for the three and six month periods ended June 30, 2009 of $0.3 million and $0.8 million, $0.1 million and $0.2 million, and $0.2 million and $0.4 million, respectively. Additionally, the Company incurred $0.1 million and $0.2 million less of recruiting and relocation costs for employees in the three and six months ended June 30, 2009, respectively, as well. The Company also had a reduction in corporate staff located at the Nashville office between the second quarter of 2008 and 2009, which also contributed to the decreased SG&A costs.
     Further decreasing SG&A in 2009 were reductions in stock compensation costs of $0.3 million and $0.4 million for the three and six months ended June 30, 2009, respectively, as compared to the same comparable periods one year ago, primarily from the majority of the option grants granted to certain executives and Board of Directors members in the first quarter of 2008 having completed their vesting in that year.
     Additionally decreasing SG&A were the reductions in professional fees of $0.4 million and $0.8 million incurred in the three and six months ended June 30, 2009, respectively, as compared to the same time periods in 2008. The decrease was a result of the Company decreasing its utilization of third party costs to assist with SEC filings and Sarbanes-Oxley requirements, as well as discontinuing the use of contract labor at its headquarter location after the relocation to Tennessee.
Interest Income

	For The Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Interest income	$0.0	$0.1	(96.7%)	$0.0	$0.3	(98.2%)
As a percentage of
total net revenue	—%	0.7%		—%	1.0%
     The decrease in interest income for the three and six months ended June 30, 2009 as compared to the same time periods in the prior year was a result of having more cash on deposit at a banking institution for the majority of the prior year time periods primarily driven by the $36.3 million in net proceeds received from the merger with PVGI on January 4, 2008.

Interest Expense

	For The Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Interest expense	$1.5	$2.7	(46.8%)	$2.8	$3.9	(28.2%)
As a percentage of
total net revenue	8.7%	15.6%		8.3%	11.1%
     Interest expense for both the three and six month periods ended June 30, 2009 decreased as compared to the same time periods one year ago primarily due to the payoff of the loans with Fifth Street in June 2008. During that time period one year ago, the Company recorded certain one-time charges to interest expense, including a $1.4 million charge to eliminate the debt discounts associated with those loans, a $0.2 million charge related to the write-off of the debt amendment costs incurred in February 2008, and a $0.2 million prepayment penalty. Additionally, interest expense incurred on the principal of the loans in the three and six month periods ended June 30, 2008 related to the Fifth Street loans was $0.5 million and $0.9 million, respectively. Offsetting those decreases were interest expense charges incurred from the Senior Notes that were issued in the first quarter of 2009. Interest expense incurred on the principal of the notes, interest expense from the loan value accretion, and interest expense from the amortization of certain debt discounts associated with the notes was $0.2 million and $0.3 million, $0.7 million and $1.2 million, and $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2009. Additionally, for the six month period ended June 30, 2009, the Company recorded a one-time charge to interest expense of $0.3 million related to the amendment of the Huntington Promissory Note.
Liquidity and Capital Resources
     As of June 30, 2009, we had cash and cash equivalents of $4.4 million and a working capital deficit of $1.4 million. Management believes that the Company has sufficient cash to meet its operating needs for 2009.
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
     Cash used in continuing operating activities for the first six months of 2009 was $2.3 million as compared with cash used in 2008 of $10.7 million. The $2.3 million of net cash used in continuing operating activities for the first six months of 2009 resulted from the $7.4 million net loss incurred, $1.0 million decrease in accounts payable as the Company paid its large accounts payable balance down with the net proceeds received from the issuance of the Senior Notes in the first quarter of 2009, and a $1.7 million decrease in accrued payroll and other expenses. These fluctuations were offset somewhat by the $3.6 million, $1.3 million, $2.0 million and $0.3 million of non-cash expenses from the loss incurred on the change in fair value of the warrant liabilities, depreciation and amortization, amortization of debt discounts and stock-based compensation, respectively. The net cash used in continuing operating activities in the first six months of 2008 was a result of an $8.1 million net loss incurred during that time period along with a decrease in accounts payable and accrued expenses of $6.1 million and $0.4 million, respectively after the Company had received its $36.3 million of net proceeds from merger with PVGI. Offsetting these amounts were $1.1 million, $1.8 million, and $0.7 million of non-cash expenses from depreciation and amortization, amortization of debt discounts, and stock-based compensation costs, respectively.
Cash Flows from Investing Activities
     Cash provided by investing activities of $0.7 million during the first six months of 2009 was primarily from net proceeds received from the sale of its building that had been classified as Assets Held for Sale, offset by $0.1 million of purchases of equipment at various hospital locations. Cash used in investing activities for the first six months of 2008 of $1.3 million was primarily due to approximately $1.0 million of purchases of equipment at the various hospital locations and an additional $0.4 million of payments made to settle up previous acquisition liabilities.
Cash Flows from Financing Activities
     Cash provided by financing activities during the first six months of 2009 of $4.3 million was primarily attributable to the $6.5 million of net proceeds received from the issuance of the Senior Notes in the first quarter of 2009, offset by $1.8 million of payments made on recurring loans and capital lease payments as well as $0.3 million of debt financing costs incurred. The $19.1 million of cash provided by financing activities in the first six months of 2008 was a result of the $36.3 million of net proceeds received from the merger with PVGI, offset by $16.8 million of payments on term notes primarily relating to the payoff of all outstanding borrowed amounts from Fifth Street, $0.2 million of payments to Fifth Street in association with the amendment of their loans to us, and $0.2 million of payments made on certain capital leases.
Other Metrics
     The non-GAAP metric of adjusted earnings before interest, loss on change in fair value of warrant liabilities, benefit from income taxes, depreciation and amortization (“Adjusted EBITDA”) is an important liquidity measure for us and we believe that it is a useful metric to investors and management of the ability of our business to generate cash and to repay and incur additional debt. Computations of Adjusted EBITDA may differ from company to company. Therefore, Adjusted EBITDA should be used as a compliment to, and in conjunction with, our condensed consolidated financial statements included elsewhere in this report.
     Adjusted EBITDA increased $2.3 million from the three month period ended June 30, 2008 compared with the three month period ended June 30, 2009 and increased $3.8 million from the six months ended June 30, 2008 compared with the six months ended June 30, 2009 both from the reduced spending in selling, general, and administrative expenses and an improvement in hospital operating results. The following table presents a reconciliation of our computation of Adjusted EBITDA to Net Loss from Continuing Operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss from continuing operations	$(7,383)	$(5,108)	$(7,404)	$(8,050)
Depreciation	403	329	816	634
Amortization	263	219	529	441
Loss on change in fair value of warrant liabilities	5,565	—	3,593	—
Interest expense, net	1,452	2,614	2,783	3,548
Provision/(benefit) for income taxes	—	(41)	5	(32)

Adjusted EBITDA	$300	$(1,987)	$322	$(3,459)

     Additionally, the Company also reviews the non-GAAP metric of hospital contribution before depreciation and amortization expense (“Hospital EBITDA”) as an ability of our hospitals being able to individually generate cash without the burden of corporate spending. Computations of Hospital EBITDA may differ from company to company. Therefore, Hospital EBITDA should be used as a compliment to, and in conjunction with, our condensed consolidated financial statements included elsewhere in this report.
     Hospital EBITDA increased approximately $0.5 million from the three months ended June 30, 2008 compared with the three months ended June 30, 2009 and $0.5 million from the six months ended June 30, 2008 compared with the six months ended June 30, 2009 primarily from cost reductions in payroll and other operating expenses to counter the decrease in revenues earned in 2009. The following table presents a reconciliation of our computation of Hospital EBITDA for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Hospital contribution	$1,854	$1,427	$3,537	$3,218
Depreciation at hospitals	318	277	643	551
Amortization at hospitals	263	219	529	438

Hospital EBITDA	$2,435	$1,923	$4,709	$4,207

     The Company believes that the foregoing non-GAAP financial measures improve the transparency of the Company’s disclosure, provides a meaningful presentation of the Company’s results from its core hospital operations excluding the impact of items not related to the Company’s ongoing core hospital operations, and improves the period-to-period comparability of the Company’s results from its core hospital operations, and improves the period-to-period comparability of the Company’s results from its core hospital operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2009, that our disclosure controls and procedures were effective.
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
Item 1. Legal Proceedings
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
Item 1A. Risk Factors.
     The following updates the corresponding risk factor included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008:
We may not be able to maintain compliance with NASDAQ’s continued listing requirements.
     The Company’s Common Stock, units and warrants are presently quoted on the Nasdaq Capital Market (“Nasdaq”). To maintain the Company’s listing on the NASDAQ Capital Market, it must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement, (ii) a requirement to maintain either (a) $2.5 million minimum stockholders’ equity, (b) $500,000 minimum annual net income or (c) $35 million minimum market value of listed securities, and (iii) a majority of independent directors. The Company’s stock price has been below the $1.00 minimum bid requirement since November 19, 2008. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within 180 days following the date of the notice letter by maintaining a minimum bid closing price of at least $1.00 for 10 consecutive business days. However, NASDAQ had temporarily suspended the $1.00 minimum bid requirement through July 31, 2009. NASDAQ reinstated the minimum bid requirement effective as of August 3, 2009. Accordingly, if thereafter, the closing bid price for our common stock is below $1.00 per share for 30 consecutive business days, then we will not be in compliance with NASDAQ’s continued listing requirements and will receive a notice letter from NASDAQ stating that we will be delisted if we do not regain compliance. In order to regain compliance with the minimum price requirement, the Company would have to attain a stock price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of 180 days from the date of the notice letter from NASDAQ; however, NASDAQ may in its discretion require that we maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days. In addition, if we must record significant impairment or other charges, the Company may have difficulty maintaining its NASDAQ Capital Market listing due to the stockholders’ equity requirement. If the Company is unsuccessful in maintaining its NASDAQ listing, then trading in its Common Stock after a delisting would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the Over-The-Counter Bulletin Board and could also be subject to additional restrictions. There can be no assurance that the Company will meet the continued listing requirements for the NASDAQ Capital Market, or that it will not be delisted from the NASDAQ Capital Market in the future. The delisting of the Company’s Common Stock could have a material adverse effect on the trading price, liquidity, value and marketability of its Common Stock. In addition, certain of the Company’s outstanding convertible notes provide that the holder may demand payment in full upon the delisting of its Common Stock from NASDAQ.
     In addition to the information above and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, which could materially affect our business, financial condition, and/or operating results. We encourage you to read these risk factors in their entirety.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submissions of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     At the Company’s Annual Meeting of Stockholders held on July 28, 2009 (the “Annual Meeting”), the Company’s stockholders approved the issuance upon conversion of the Senior Notes and exercise of the Financing Warrants of 15,650,000 shares of the Company’s common stock, plus an indeterminate number of additional shares as may become issuable under the Senior Notes and Financing Warrants due to anti-dilution adjustments and under additional Senior Notes to be issued in satisfaction of the Company’s interest payment obligations.
     The Company’s stockholders also approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split at one of three reverse split ratios, 1-for-10, 1-for-15 or 1-for-20, as will be selected by our Board of Directors. Our Board of Directors has not determined to effect a reverse stock split at this time, but reserves the right to do so in accordance with the terms of the proposal approved by the Company’s stockholders.
     Additionally, at the Annual Meeting, the Company’s stockholders approved an amendment to the 2007 Pet DRx Corporation Stock Incentive Plan (the “2007 Stock Plan”) to increase the number of shares of the Company’s common stock reserved for issuance under the 2007 Stock Plan by 2,500,000 shares to an aggregate of 5,200,000 shares. A copy of the amendment is filed as an exhibit to this Quarterly Report on Form 10-Q.
     The detailed voting results for each of the foregoing proposals and the other matters presented for stockholder vote at the Annual Meeting will be presented in the Company’s Form 10-Q for the quarterly period ended September 30, 2009 in accordance with the applicable rules of the Securities and Exchange Act of 1934, as amended. For further information regarding the proposals, please see the Company’s definitive proxy statement filed with the SEC on July 9, 2009.
     On August 13, 2009, the Company entered into an indemnification agreement with each member of the Board of Directors and each officer of the Company (each an “Indemnitee”). Under the indemnification agreement, the Company agreed to hold harmless and indemnify each Indemnitee from any claims to the fullest extent permitted by Delaware General Corporation Law and public policy of the State of Delaware, as such may be amended from time to time, subject to the terms, conditions and limitations set forth in the indemnification agreement. A copy of the indemnification agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.

Exhibit
No.	Description
10.1*	Form of Indemnification Agreement for Directors and Officers.

10.2*	First Amendment to the 2007 Pet DRx Corporation Stock Incentive Plan

31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: August 14, 2009	By:	/s/ Kyle Morse
Kyle Morse
Vice President and Corporate Controller
(Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1*	Form of Indemnification Agreement for Directors and Officers.

10.2*	First Amendment to the 2007 Pet DRx Corporation Stock Incentive Plan

31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.