Form 10-Q
period 2009-09-30
Pet DRx CORP
filed 2009-11-16
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 31, 2009, there were 23,690,460 shares of the registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	September 30,
	2009	December 31,
	(unaudited)	2008
ASSETS

Current assets:
Cash and cash equivalents	$3,716	$1,723
Trade accounts receivable, net	360	369
Inventory	944	1,154
Prepaid expenses and other	953	1,719
Assets held for sale	—	900
Due from related parties	—	32
Assets of discontinued operations	—	1

Total current assets	5,973	5,898

Property and equipment, net	6,832	7,422
Other assets:
Goodwill	49,031	49,373
Other intangible assets, net	5,917	6,704
Restricted cash	425	500
Other	299	447

Total assets	$68,477	$70,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations, net of debt discount	$3,778	$3,718
Accounts payable	1,464	2,394
Accrued payroll and other expenses	4,391	6,551
Due to a related party	—	96
Obligations under capital leases, current portion	334	312
Deferred rent, current portion	8	—
Liabilities of discontinued operations	—	55

Total current liabilities	9,975	13,126

	September 30,
	2009	December 31,
	(unaudited)	2008
Long-term liabilities:
Convertible debt, net of debt discount	9,239	4,949
Term notes, less current portion and net of debt discount	2,102	3,687
Warrant liabilities	213	—
Obligations under capital leases, less current portion	430	361
Deferred rent, less current portion	503	355
Other	150	83

Total long term liabilities	12,637	9,435

Total liabilities	22,612	22,561
Stockholders’ equity:
Common stock, par value $0.0001, 90,000,000 shares authorized and 23,690,460 and 23,660,460 outstanding as of September 30, 2009 and December 31, 2008, respectively, net of treasury shares of 1,361,574 at September 30, 2009 and December 31, 2008, respectively	2	2
Additional paid-in-capital	93,101	87,686
Accumulated deficit	(47,238)	(39,905)

Total stockholders’ equity	45,865	47,783

Total liabilities and stockholders’ equity	$68,477	$70,344

See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$15,734	$17,299	$49,158	$52,193
Direct costs	14,488	16,339	44,375	48,054

Hospital contribution	1,246	960	4,783	4,139
Selling, general, and administrative expenses	1,644	3,677	6,204	11,388

Loss from operations	(398)	(2,717)	(1,421)	(7,249)
Other income (expense):
Gain/(Loss) on change in fair value of warrant liabilities	144	—	(3,449)	—
Interest income	3	5	9	344
Interest expense	(1,535)	(292)	(4,324)	(4,179)

Loss before provision/(benefit) for income taxes	(1,786)	(3,004)	(9,185)	(11,084)
Provision/(benefit) for income taxes	23	12	28	(17)

Loss from continuing operations	(1,809)	(3,016)	(9,213)	(11,067)
Loss from discontinued operations, net of tax	—	(156)	—	(371)

Net loss	$(1,809)	$(3,172)	$(9,213)	$(11,438)

Basic and diluted loss per common share
Loss from continuing operations	$(0.08)	$(0.13)	$(0.39)	$(0.47)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Net loss per share	$(0.08)	$(0.13)	$(0.39)	$(0.49)

Shares used for computing basic and diluted loss per share	23,674	23,656	23,665	23,357
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows used in operating activities:
Net loss	$(9,213)	$(11,438)
Loss from discontinued operations, net of tax	—	371

Loss from continuing operations	(9,213)	(11,067)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,035	1,627
Amortization of debt discount	3,018	1,816
Loss on change in fair value of warrant liabilities	3,449	—
Paid-in-kind interest on loans	517	—
Amortization of debt amendment costs	—	182
Share-based compensation	396	1,161
Impairment of fixed assets	—	412
Deferred rent	156	94
Loss on sale of assets	61
Other	23	—

Changes in operating assets and liabilities:
Accounts receivable	9	(159)
Inventory	210	220
Prepaid expenses and other	456	118
Accounts payable	(985)	(5,119)
Accrued payroll and other expenses	(2,104)	355
Income taxes	—	(168)
Other	3	(36)

Net cash used in continuing operations	(1,969)	(10,492)
Net cash provided by discontinued operations	—	5

Net cash used in operating activities	(1,969)	(10,487)

Cash flows provided by (used in) investing activities:
Property and equipment additions	(327)	(1,338)
Proceeds from sale of assets	841	—
Payments made on prior acquisitions	—	(356)
Business acquisition, net of cash received	—	(3,019)

Net cash provided by (used in) continuing operations	514	(4,713)
Net cash used in discontinued operations	—	—

Net cash provided by (used in) investing activities	514	(4,713)

	Nine Months Ended September 30,
	2009	2008
Cash flow provided by financing activities:
Net proceeds from IPO received as a result of merger with PVGI	—	36,313
Payment of debt waiver fees		(182)
Capitalized debt issuance costs	(307)
Deferral of debt waiver fees	(100)
Deferral of legal settlement to term loan	21	—
Payments on notes payable	(2,412)	(17,426)
Payments on capital lease obligations	(254)	(312)
Net proceeds from 12% senior secured convertible notes	6,500	—

Net cash provided by continuing operations	3,448	18,393
Net cash used in discontinued operations	—	(9)

Net cash provided by financing activities	3,448	18,384

Increase in cash and cash equivalents	1,993	3,184
Consolidated cash and cash equivalents at beginning of period	1,723	2,005

Consolidated cash and cash equivalents at end of period	$3,716	$5,189

Cash and cash equivalents of continuing operations	$3,716	$5,184
Cash and cash equivalents of discontinued operations	$—	$5

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$20	$—
Interest	$575	$3,263

Schedule of non-cash investing and financing activities:

Deferred costs and accrued liabilities associated with merger of PVGI recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$—	$700
Retirement of debt to offset related party receivable	$141	$16
Equipment acquired through capital lease	$341	$—
Common stock issued as payment of earn-out note	$16	$—
Common stock issued upon conversion of debt	$—	$8,305
Conversion of Series A and Series B preferred stock to common stock	$—	$1
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
     The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and six months ended June 30, 2009.
     Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only.
2. New Accounting Pronouncements
Adopted
     On January 1, 2009, Pet DRx adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets, had no impact on the Company’s condensed consolidated financial statements.
     On January 1, 2009, Pet DRx adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the balance sheet within equity separate from the parent’s equity; separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements as the Company does not have any noncontrolling interest in any of its subsidiaries.
     On January 1, 2009, Pet DRx adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these changes did not have an impact on the Company’s condensed consolidated financial statements as the Company is not involved in any hedging activities.
     On January 1, 2009, Pet DRx adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including the business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and the liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes did not have an impact to the Company’s condensed consolidated financial statements as the Company has not completed any acquisitions in 2009.
     On January 1, 2009, Pet DRx adopted changes issued by the FASB on derivative accounting, specifically in identifying whether an instrument or embedded feature is indexed to an entity’s own stock. Prior to the change, the FASB specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The change now provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus some instruments or embedded features that weren’t originally considered derivatives may now be considered derivatives. See Note 11 for further information.
     On January 1, 2009, Pet DRx adopted changes issued by the FASB on accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquire assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of these changes had no impact to the Company’s condensed consolidated financial statements as the Company has not made any acquisitions in 2009.
     On January 1, 2009, Pet DRx adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset in a business combination. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements.
     On June 30, 2009, Pet DRx adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact to the Company’s condensed consolidated financial statements.
     On June 30, 2009, Pet DRx adopted additional changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurement, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements.
     On June 30, 2009, Pet DRx adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

     On June 30, 2009, Pet DRx adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact to the Company’s condensed consolidated financial statements.
     On September 30, 2009 Pet DRx adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of the financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact to the Company’s condensed consolidated financial statements.
3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at September 30, 2009 was $49.0 million. No adjustments were made to goodwill during the three month period ending September 30, 2009. During the nine month period ended September 30, 2009, adjustments totaling $0.3 million were made to goodwill after a certain contingent liability that might have been assumed in the acquisition of Valley Animal Medical Center was determined to not be a liability of the Company.
     In addition to goodwill, we had amortizable intangible assets at September 30, 2009 and December 31, 2008 as follows (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount	Carrying Amount	Amortization	Carrying Amount

Covenants not-to-compete	$684	$(436)	$248	$684	$(286)	$398
Non-contractual customer relationships	8,118	(2,449)	5,669	8,118	(1,812)	6,306

Total	$8,802	$(2,885)	$5,917	$8,802	$(2,098)	$6,704

     Amortization expense related to intangible assets was approximately $0.3 million and $0.8 million for the three and nine month periods ended September 30, 2009, respectively, and was $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2008, respectively.
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of September 30, 2009 is as follows (in thousands):

Remainder of 2009	$254
2010	985
2011	892
2012	789
2013	716
Thereafter	2,281

Total	$5,917

4. Property and Equipment
     Property and equipment at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Buildings	$2,787	$2,787
Leasehold improvements	1,015	935
Equipment	3,853	3,318
Furniture and equipment	606	606
Computer equipment & software	2,336	2,307
Construction-in-progress	19	62

Total property and equipment	10,616	10,015

Less-accumulated depreciation and amortization	(3,784)	(2,593)

Total property and equipment, net	$6,832	$7,422

     Depreciation and amortization expense, including the amortization of property under capital leases, for the three and nine months ended September 30, 2009 was $0.4 million and $1.2 million, respectively, and was $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively.
5. Assets Held For Sale
     On June 30, 2009, the Company sold its vacant building, which had been classified as an asset held for sale, for $900,000 less certain closing costs and sales commissions of approximately $59,000, which have been recorded to selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009. The sale had no impact to the condensed consolidated statements for the three months ended September 30, 2009.
6. Long-Term Obligations
     Long-term obligations consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

		September 30,	December 31,
		2009	2008
Convertible notes	Convertible notes payable, maturing from 2010 to 2014, secured by substantially all of the Company’s assets, various interest rates ranging from 6.0% to 12.5% (net of debt discounts of $3.8 million and $18,081) at September 30, 2009 and December 31, 2008, respectively	$10,145	$5,049
Promissory notes	Notes payable, maturing from 2009 to 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 12.0%	4,610	6,686

		September 30,	December 31,
		2009	2008
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 8.0%	364	619

	Total debt obligations	15,119	12,354

	Less-current portion, net of debt discount	(3,778)	(3,718)

	Long-term portion	$11,341	$8,636

     The future payments under long-term obligations as of September 30, 2009 are as follows:

Remainder of 2009	$1,272
2010	4,408
2011	3,122
2012	517
2013	19,053
Thereafter	540

Total	$28,912

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
     The Senior Notes have a maturity date of January 21, 2013 and bear interest at 12% per annum, which is payable by increasing the principal amount of the Senior Notes semi-annually beginning on June 30, 2009. The Company accrued $0.2 million and $0.5 million of interest expense related to the Senior Notes during the three and nine months ended September 30, 2009, respectively, and added this amount to the principal amount of the Senior Notes. The Senior Notes, including accrued interest, convert at a rate of $10 per share; however, if the Senior Notes are repaid either at maturity or before then, the outstanding principal, unpaid accrued interest, and a premium of 184% of the original principal amount is due. The premium was based on how many holders of the Company’s existing notes issued in connection with previous veterinary hospital acquisitions agreed to a note amendment providing for a payment moratorium if the Company fails to generate specified levels of cash flow from operations during any fiscal quarter in 2009. The holders of the Senior Notes issued in the private placement may require the Company to redeem the Senior Notes at the outstanding principal amount plus the applicable premium if there is a change of control as defined in the Senior Notes.
     The Financing Warrants, when originally issued, were exercisable at $0.10 per share, or, if the Company issued additional common stock or common stock equivalents at a lower price, they would be exercisable at that lower price. On August 31, 2009, the Financing Warrants were amended such that if the Company issues additional common stock or common stock equivalents at a lower price than $0.10 per share, the exercise price would not decrease to the lower price unless that price is also below the then fair market value of the stock price.

The Company has the right to redeem the Financing Warrants at any time for a price equal to 12.5 times the exercise price, less the exercise price. The Financing Warrants have an expiration date of January 21, 2016. Stockholders approved issuing common stock upon the conversion of the Senior Notes and the exercise of Financing Warrants at the Company’s Annual Meeting on July 28, 2009.
     The Company calculated the fair value of the Financing Warrants issued using the Modified Black-Scholes-Merton option-pricing model and recorded the value of $3.6 million as a debt discount to the convertible notes (See Notes 7 and 11 for further information on the valuation and recording of the warrants). Additionally, the Company also recorded approximately $930,000 of fees and expenses, including $132,000 that were incurred during 2008, related to the sale of the Senior Notes, as a debt discount as well. The Company is amortizing these amounts over the life of the Senior Notes. The Company amortized approximately $0.3 million and $0.8 million of the debt discounts to interest expense in the accompanying condensed statement of operations during the three and nine months ended September 30, 2009, respectively.
     Additionally, the Company is accounting for the aforementioned 184% debt discount as a loan accretion, by which the Company is charging the accretion to interest expense, which amounts to approximately $12.0 million, over the life of the loan. The Company charged interest expense relating to the loan accretion in the amount of approximately $0.7 million and $1.9 million in the accompanying condensed statement of operations during the three and nine months ended September 30, 2009, respectively.
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
     Under guidance of the FASB, in certain circumstances, amending a current loan of the Company should be accounted for as an extinguishment of the old loan and the issuance of a new loan. The Company, meeting the requirements of this guidance, has accounted for the Amended and Restated Huntington Loan Agreement in that manner. As such, the Company recorded a one-time charge to interest expense of $295,000 in the accompanying condensed consolidated statement of operations in the first quarter of 2009 for the fair value of the warrants issued totaling $45,000, as well as the $250,000 aggregate restructuring fee charged by Huntington Capital to complete the Amendment. The remaining unpaid portion of the restructuring fee in the amount of $150,000 has been recorded as a long-term liability on the accompanying condensed consolidated balance sheet.
7. Stockholders’ Equity
     As of September 30, 2009, there were 90,000,000 shares of common stock of Pet DRx authorized, with 23,690,460 shares outstanding. Additionally, 1,361,574 shares of common stock are held as treasury shares. The Company also had 10,000,000 shares of preferred stock authorized of which none were outstanding at September 30, 2009.

     In August 2009, the Company issued 30,000 shares of common stock to one of its veterinarians in connection with an agreed upon settlement regarding final payment of an earn-out note associated with the acquisition of one of our facilities.
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

Expected volatility of peer group (1)		36.2% - 66.0%
Weighted- average volatility (1)		44.5%
Expected dividends		0.0%
Expected term (2)	4.0	years
Risk-free rate (3)		1.4% - 2.4%
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

Expected volatility of peer group (1)		36.2% - 66.0%
Weighted- average volatility (1)		46.4%
Expected dividends		0.0%
Expected term (2)	7.0	years
Risk-free rate (3)		2.1%
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

Expected volatility of peer group (1)		36.2% - 66.0%
Weighted- average volatility (1)		44.5%
Expected dividends		0.0%
Expected term (2)	7.0	years
Risk-free rate (3)		2.3%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the warrants to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     The following table summarizes all activities of common stock warrants during the three and nine months ended September 30, 2009:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price

Outstanding, December 31, 2008	8,628,313	$5.68
Granted	15,320,986	0.10
Exercised	—	—
Cancelled	(78,614)	2.72

Outstanding, March 31, 2009	23,870,685	$2.11
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, June 30, 2009	23,870,685	$2.11

Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, September 30, 2009	23,870,685	$2.11

Exercisable, September 30, 2009	23,870,685	$2.11

     The following table summarizes information about the warrants outstanding at September 30, 2009:

		Remaining
		Contractual
	Warrants	Life
Exercise Price	Outstanding	(years)
$0.00	11,796	7.63
$0.10	15,320,986	6.33
$2.72	89,845	6.08
$3.11	740,160	6.33
$6.00	7,645,833	0.50
$6.16	62,065	8.08

	23,870,685

8. Calculation of Loss Per Common Share
     Basic and diluted net loss per share is presented in conformity with the FASB’s guidance for earnings per share for all periods presented. Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the losses of the Company.

     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	September 30,
	2009	2008
Convertible debenture notes, if converted to common stock	1,433	372
Warrants for common stock	23,871	8,628
Options for common stock	3,467	2,651

Total	28,771	11,651

     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(1,809)	$(3,172)	$(9,213)	$(11,438)
Weighted average common shares outstanding:
Basic	23,674	23,656	23,665	23,357
Effect of dilutive common stock equivalents	—	—	—	—

Diluted	23,674	23,656	23,665	23,357

Basic and diluted loss per common share	$(0.08)	$(0.13)	$(0.39)	$(0.49)

9. Share-Based Compensation
     Effective January 1, 2006, we are now required to measure the cost of share-based payments granted to our employees, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted this change using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period.
     Also, the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options is required to be classified as cash provided by financing activities. Prior to the adoption of this change, we did not recognize any income tax benefits resulting from the exercise of stock options.
     On July 28, 2009, at our annual meeting of stockholders, our shareholders approved an amendment to the 2007 Pet DRx Corporation Stock Incentive Plan (“2007 Plan”) that increased the number of shares of the Company’s common stock reserved for issuance under the 2007 Plan by 2,500,000 shares to an aggregate of 5,200,000 shares (the “2007 Amendment”). Our Board of Directors had authorized the termination of the PVGI 2004 Stock Option Plan (“2004 Plan”), which took effect upon the approval and the implementation of the 2007 Amendment. Accordingly, no additional awards may be made under the 2004 Plan; however, the validity of options issued and outstanding under the 2004 Plan as of the termination date will not be affected.
     Beginning on January 1, 2008, we are now required to classify stock-based compensation in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Direct costs	$8	$11	$26	$52
Selling, general and administrative expenses	$65	$477	$370	$1,109

Total	$73	$488	$396	$1,161

Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted Average
				Remaining	Aggregate
	Stock Options	Stock Options	Weighted Average	Contractual Life	Intrinsic
	Available for Grant	Outstanding	Exercise Price	(years)	Value
Balance as of December 31, 2008	1,752	3,053	$4.90		—
Granted	(1,555)	1,555	$0.26
Exercised	—	—	—
Forfeited or canceled	1,128	(1,128)	$5.74

Balance as of March 31, 2009	1,325	3,480	$2.55	9.21	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or canceled	6	(6)	$0.30

Balance as of June 30, 2009	1,331	3,474	$2.56	8.96	$467
Granted	—	—	—
Exercised	—	—	—
Forfeited or canceled	7	(7)	$0.30
Termination of 2004 Plan	(1,210)	—	—
Authorization of additional shares for 2007 Plan	2,500	—	—

Balance as of September 30, 2009	2,628	3,467	$2.56	8.71	$496

Exercisable at September 30, 2009		1,739	$3.27	8.57	$206

     The following table summarizes information about the options outstanding at September 30, 2009 (in thousands, except exercise prices and the weighted average remaining contractual life):

			Weighted Average
		Number Outstanding	Remaining		Number Exercisable
		As of September 30,	Contractual Life	Weighted Average	As of September 30,	Weighted Average
Range of Exercise Price		2009	(years)	Exercise Price	2009	Exercise Price
$0.20	$0.20	1,000	9.46	$0.20	515	$0.20
$0.30	$1.00	1,132	9.24	$0.70	333	$0.80
$2.50	$6.50	1,194	7.63	$5.82	844	$5.93
$6.70	$6.70	141	8.28	$6.70	47	$6.70

$0.20	$6.70	3,467	8.71	$2.56	1,739	$3.27

     As of September 30, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 1.7 years.
Calculation of Fair Value
     The fair value of options granted to employees is estimated on the date of grant using the modified Black-Scholes option-pricing model. We amortize the fair value of employee options on a straight-line basis over the requisite service period.
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
11. Warrant Liabilities
     As a result of adopting certain changes to the FASB’s guidance on embedded features of a convertible debt instrument, 892,070 of our issued and outstanding common stock warrants as of December 31, 2008 that were previously treated as equity pursuant to the derivative treatment exemption, are no longer afforded equity treatment. Upon adoption of the change in accounting for the embedded features, we reclassified the fair value of the common stock warrants, which have exercise price reset features, from equity to liabilities as if these warrants had been treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in-capital by $1.9 million, increased beginning accumulated deficit by $1.9 million and recorded $18,000 to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. Additionally, the Company issued 15,320,986 warrants during the first quarter of 2009, which also qualified as derivative liabilities upon adoption of the changes.
     On August 31, 2009, the 15,000,000 Financing Warrants were amended to provide that if we subsequently issue additional common stock or common stock equivalents at an effective purchase price less than the then-applicable exercise price of the Financing Warrants and also below the fair market value of our common stock at such time, then the exercise price of the Financing Warrants will be reduced to such lower price. As a result of this amendment, the Financing Warrants are considered indexed to our common stock and no longer require derivative treatment under the new changes in accounting guidance for embedded features. Therefore, after recording a gain from the mark-to-market adjustment for these Financing Warrants from July 1, 2009 through August 31, 2009 of $150,000, which was recorded to gain/(loss) on change in fair value of warrant liabilities in the condensed accompanying statement of operations, we then charged the outstanding balance of the warrant liability relating to the Financing Warrants to additional paid-in-capital in the amount of $6,900,000 as of August 31, 2009. This amendment to the

Financing Warrants had no effect on the other outstanding common stock warrants, and therefore, the Company will continue to account for those warrants as derivative liabilities.
     During the three months ended September 30, 2009, including the aforementioned gain related to the Financing Warrants, we recognized a total net gain of $0.1 million, while we recorded a net loss of $3.4 million for the nine months ended September 30, 2009, on the change in the fair value of warrant liabilities in the accompanying consolidated statement of operations.
     These warrant liabilities have been measured in accordance with the FASB’s guidance of fair value. The valuation assumptions above are classified within Level 1 inputs. The following table represents the Company’s warrant liability activity:

Balance, December 31, 2008	$—
January 1, 2009 (cumulative effect adjustment)	18
Issuance of new warrants	3,646
Mark-to-market adjustment to fair value at March 31, 2009	(1,972)

Balance, March 31, 2009	1,692
Mark-to-market adjustment to fair value at June 30, 2009	5,565

Balance, June 30, 2009	7,257
Market-to-market adjustment to fair value at September 30, 2009	(144)
Extinguishment of liability relating to Financing Warrants	(6,900)

Balance, September 30, 2009	$213

     These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The following assumptions were used to determine the fair value of those warrants needing retroactive treatment as of January 1, 2009 as well as for all warrants which qualified for the new accounting treatment, which included warrants issued during the first quarter of 2009, as of September 30, 2009:

	September 30,		March 31,		January 1,
	2009		2009		2009

Weighted-average volatility (1)		46.4%		46.4%		46.4%
Expected dividends		0.0%		0.0%		0.0%
Expected term (2)	3.5 - 8.3	years	3.8 - 8.6	years	4.0 - 8.8	years
Risk-free rate (3)		1.9% - 2.8%		1.4% - 2.5%		1.9% - 2.1%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the warrants to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
12. Fair Value
     Effective January 1, 2009, we adopted the FASB’s changes of fair valuing our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted the changes for measuring the fair value of our financial assets and liabilities during 2008. As defined by these changes, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

The FASB’s fair value guidance establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1—	Observable inputs such as quoted prices in active markets;

Level 2—	Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3—	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The carrying amount of our cash and equivalents, receivables, and accounts payable reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.
     The fair value of our current and long-term debt instruments at September 30, 2009 is undeterminable due to the related party nature of the obligations and/or the financial circumstances around the issuance of the debt instruments.
13. Subsequent Events
     Management evaluated all activity through November 16, 2009 (the issue date of the condensed consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to the condensed consolidated financial statements.

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
     The Company cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Investors should keep this in mind as they consider forward-looking statements. Factors that may cause our plans, expectations, future financial condition and results to change are described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, filed with the SEC.
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of the date of this report, and the Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC filed after the date hereof at the SEC’s website at www.sec.gov .
Overview
General
     The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of September 30, 2009, we owned and operated twenty-three veterinary hospitals located in northern and southern California. Our hospital operations are conducted by our subsidiaries.
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
Overview of Our Financial Results
(Amounts relate to continuing operations unless otherwise noted)
     For the three and nine month periods ended September 30, 2009, net revenue was $15.7 million and $49.2 million, respectively, a decrease of 9.0% and 5.8%, respectively, over the same time periods in the prior year. For the three and nine month periods ended September 30, 2009, the loss from operations was $398,000 and $1.4 million, which have decreased $2.3 million and $5.8 million, respectively, from levels of the same time periods one year ago. This is a decrease of 85.4% and 80.4%, respectively, over the same time periods one year ago. The net loss for the three and nine month periods ended September 30, 2009 was approximately $1.8 million and $9.2 million, respectively, versus a net loss in the prior year three and nine month periods ended September 30, 2008 of $3.2 million and $11.4 million, respectively. Basic and diluted net loss per share was $(0.08) and $(0.39) for the three months and nine months ended September 30, 2009, respectively, as compared to a net loss per share of $(0.13) and $(0.49) for the three months and nine months ended September 30, 2008, respectively.

     The revenue decrease in the first nine months of 2009 versus 2008 was primarily due to a decrease in volume of business resulting from the economic decline in the U.S. that has been continuing during the first three quarters of 2009.
     The decrease in loss from operations in the three and nine months ended September 30, 2009 as compared to the same time period in 2008 was primarily attributable to the reduced spending in selling, general, and administrative expenses as a result of reductions in staffing, professional services and overhead expenditures and by the Company not incurring certain duplicative staff and occupancy costs while relocating its headquarters as it did in the first three quarters of 2008. Additionally, we have continued to make progress towards lowering the staff cost structure in the hospitals as well so that our hospital contribution margins have improved over the equivalent margins for the three and nine months end September 30, 2009 and September 30, 2008, respectively.
     The decrease in net loss and net loss per share for the three months ended September 30, 2009 versus 2008 was primarily from reduced spending in selling, general, and administrative costs as a result of the same items mentioned above, offset by higher net interest expense associated with the 12% Senior Notes.
     The decrease in net loss and net loss per share for the nine months ended September 30, 2009 versus 2008 was primarily a direct result of lower selling, general, and administrative expenses as a result of the same items mentioned above, and the improvements in hospital contribution margin, partially offset by loss on change in fair value of warrant liabilities incurred in 2009 as a result of the changes the FASB made to the accounting surrounding some of our warrants.
     Cash used in continuing operations for the nine months ended September 30, 2009 was $2.0 million compared with $10.5 million in the first nine months ended September 30, 2008. The cash used in continuing operations during the nine months ended September 30, 2009 was primarily due to the net loss of $9.2 million, the $1.0 million reduction in accounts payable, and the $2.1 million reduction in accrued payroll and other expenses during the quarter, offset by non-cash expenses for depreciation and amortization as well as debt discount amortization, coupled with the non-cash $3.4 million loss on the change in fair value of warrant liabilities. Cash used in continuing operations in the first three quarters of 2008 was primarily a result of the $11.1 million net loss incurred in that period coupled with the $5.1 million reduction in accounts payable as the Company aggressively paid down its working capital deficit after the merger with PVGI, partially offset by non-cash expenditures from depreciation and amortization, as well as amortization of debt discounts.
     Cash provided by investing activities during the first three quarters of 2009 was from the sale of a vacant building owned by the Company, offset by purchases of equipment at various animal hospital locations. Cash used in investing activities for the first three quarters of 2008 was from equipment purchases at various animal hospital locations and the acquisition of Valley Animal Medical Center.
     Cash provided by financing activities in the first three quarters of 2009 was primarily a result of the $6.5 million received from the issuance of the Senior Notes, partially offset by recurring debt principal and capital lease payments. Cash provided by financing activities in the first three quarters of 2008 was principally the result of the $36.3 million of net proceeds received on January 4, 2008 when the Company completed the merger with PVGI, partially offset by the $16.8 million payments made to pay off the Fifth Street loans.
     We had a working capital deficit of $4.0 million at September 30, 2009 as compared to a working capital deficit of $7.2 million at December 31, 2008.

Results of Our Operations
Three and Nine Months Ended September 30, 2009 and 2008
(In millions, except percentages)
Revenue
Continuing Operations

	For The Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
			%			%
	2009	2008	Change	2009	2008	Change
Revenues	$15.7	$17.3	(9.0%)	$49.2	$52.2	(5.8%)
     Revenues decreased $1.6 million, or 9.0%, and $3.0 million, or 5.8%, during the three and nine months ended September 30, 2009 as compared to the same time periods in the prior year. The revenue decreases were primarily due to decreased volumes as a result of the current economic environment of the U.S. and especially California, where all of our hospitals are located, during the first three quarters of 2009.
Direct Costs
Continuing Operations

	For The Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
			%			%
	2009	2008	Change	2009	2008	Change
Total direct costs	$14.4	$16.3	(11.3%)	$44.4	$48.1	(7.7%)
Hospital Contribution
Margin as a percentage of total net revenue	7.9%	5.5%		9.7%	7.9%
     Direct costs decreased $1.9 million, or 11.3% in the three month period ended September 30, 2009 as compared to the same time period in 2008 and $3.7 million, or 7.7% in the nine month period ended September 30, 2009 as compared to the same time period in 2008. The decrease in direct costs was partially due to a $0.4 million and $0.8 million decrease in cost of goods sold for the three and nine months ended September 30, 2009 compared to the same time period one year ago, respectively, due to lower revenue volumes and the continued improvement with centralization of purchasing of inventory items. Further decreasing direct costs was a $1.1 million and $2.4 million decrease in veterinary and staff payroll in the three and nine months ended September 30, 2009 as compared to the same time period one year ago, respectively, due to lower compensation paid to veterinarians as a result of lower revenues, improvements in adjusting staff levels to be in line with lower revenues and the elimination of certain cost redundancies from three hospital consolidations that took place during 2008.

Selling, General and Administrative (“SG&A”)

	For The Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
			%			%
	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$1.6	$3.7	(55.3%)	$6.2	$11.4	(45.5%)
As a percentage of total net revenue	10.4%	21.3%		12.6%	21.8%
     SG&A decreased approximately $2.0 million, or 55.3%, for the three months ended September 30, 2009 as compared to the same time period in the prior year and $5.2 million, or 45.5%, for the nine months ended September 30, 2009 as compared to the same time period in the prior year. The year of 2008 was a year of transition for the Company, which included a relocation of its headquarters from San Jose, California to Brentwood, Tennessee, as well as the hiring of a new corporate team. For a period of time in 2008, the Company incurred certain duplicative staff and occupancy costs and experienced higher than normal travel expenditures, which were not incurred in 2009.
     For the three months ended September 30, 2009 versus 2008, the primary decreases were from payroll related costs, which decreased $0.7 million, primarily due to the corporate staff reductions that took place during the third quarter of 2008. As a result, in 2008, severance was accrued for several staff and executive level positions that were not incurred in 2009. Another component of the 2008 SG&A expenditures that was not incurred in 2009 was the $0.3 million impairment to Assets Held for Sale, which was incurred in the three months ended September 30, 2008 when the Company first put up for sale, three of its buildings. One of these buildings was sold in 2009 while the other two were eventually taken off the market and reclassified back to fixed assets. Other factors for the change from 2008 to 2009 relate to savings in insurance costs, reduced professional fees, and the effects of lower estimated incentive compensation for 2009 that had been previously accrued in 2009.
     For the nine months ended September 30, 2009 versus 2008, the primary decreases were from the lack of certain transition costs mentioned above occurring in 2009, which were incurred in 2008. Since these 2008 transition costs are not being incurred in 2009, there was a direct reduction in payroll, travel and occupancy related costs for the nine month period ended September 30, 2009 of approximately $1.5 million, $0.4 million, and $0.2 million, respectively. Additionally, the Company incurred approximately $0.3 million more in 2008 related to recruiting fees and relocation expenses for certain executives as the Company built its infrastructure in Brentwood, Tennessee.
     Further decreasing SG&A in 2009 were reductions in stock compensation costs of $0.4 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, as compared to the same comparable periods one year ago, primarily from the majority of the option grants granted to certain executives and Board of Directors members in the first quarter of 2008 having completed their vesting in that year.
     Additionally decreasing SG&A were the reductions in professional fees of $0.3 million and $1.2 million incurred in the three and nine months ended September 30, 2009, respectively, as compared to the same time periods in 2008. The decrease was a result of the Company decreasing its utilization of third party costs to assist with SEC filings and Sarbanes-Oxley requirements, as well as discontinuing the use of contract labor at its headquarter location after the relocation to Tennessee.
Interest Income

	For The Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
			%			%
	2009	2008	Change	2009	2008	Change
Interest income	$0.0	$0.0	(40.0%)	$0.0	$0.3	(97.4%)
As a percentage of total net revenue	0.0%	0.0%		0.0%	0.1%

     The decrease in interest income for the nine months ended September 30, 2009 as compared to the same time periods in the prior year was a result of having more cash on deposit at a banking institution for the majority of the prior year time periods primarily due to the $36.3 million in net proceeds received from the merger with PVGI on January 4, 2008.
Interest Expense

	For The Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Interest expense	$1.5	$0.3	(425.7%)	$4.3	$4.2	(3.5%)
As a percentage of total net revenue	9.8%	1.7%		8.8%	8.0%
     Interest expense for the three months ended September 30, 2009 increased approximately $1.2 million, or 425.7% as compared to the same time period one year ago due to the interest expense incurred from the issuance of the 12% Senior Notes in the first quarter of 2009. Interest expense incurred on the principal of these notes and the amortization of the related debt discounts associated with the notes totaled approximately $1.2 million during the three months ended September 30, 2009. These loans were not outstanding in 2008.
     Interest expense for the nine month period ended September 30, 2009 decreased approximately $0.1 million or 3.5% as compared to the same time period one year ago; however, the amount of interest expense incurred in the two comparative periods were unrelated to one another. In 2008, the Company had recorded certain one-time charges to interest expense related to the payoff of its Fifth Street loans in June 2008, including a $1.4 million charge to eliminate the debt discounts associated with those loans, a $0.2 million charge related to the write-off of the debt amendment costs incurred in February 2008, and a $0.2 million prepayment penalty that had been incurred. Additionally, interest expense incurred on the principal of the loans in the nine months ended September 30, 2008 related to the Fifth Street loans was approximately $1.8 million. In 2009, interest expense was incurred primarily from the 12% Senior Notes. Interest expense incurred on the principal of the notes, interest expense from the loan value accretion, and interest expense from the amortization of certain debt discounts associated with the notes was $0.5 million, $1.9 million, and $0.8 million, respectively, for the nine months ended September 30, 2009. Additionally, for the nine month period ended September 30, 2009, the Company recorded a one-time charge to interest expense of $0.3 million related to the amendment of the Huntington Promissory Note.
Liquidity and Capital Resources
     As of September 30, 2009, we had cash and cash equivalents of $3.7 million and a working capital deficit of $4.0 million. As of December 31, 2008, we had cash and cash equivalents of $1.7 million and a working capital deficit of $7.2 million. We anticipate the need for additional capital in the near future to support and fund our operations and growth plans. We are evaluating alternatives to secure additional financing and/or raise capital.
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

     Cash used in continuing operating activities for the first nine months of 2009 was $2.0 million as compared with cash used in 2008 of $10.5 million. The $2.0 million of net cash used in continuing operating activities for the first nine months of 2009 resulted from the $9.2 million net loss incurred, a $1.0 million decrease in accounts payable as the Company paid its large accounts payable balance down with the net proceeds received from the issuance of the Senior Notes in the first quarter of 2009, and a $2.1 million decrease in accrued payroll and other expenses. These fluctuations were offset somewhat by the $3.4 million, $2.0 million, $3.0 million and $0.4 million of non-cash expenses from the loss incurred on the change in fair value of the warrant liabilities, depreciation and amortization, amortization of debt discounts and stock-based compensation, respectively. The net cash used in continuing operating activities in the first nine months of 2008 was a result of an $11.1 million net loss incurred during that time period along with a decrease in accounts payable of $5.1 million after the Company had received its $36.3 million of net proceeds from merger with PVGI. Offsetting those amounts were $1.6 million, $1.8 million, and $1.2 million of non-cash expenses from depreciation and amortization, amortization of debt discounts, and stock-based compensation costs, respectively.
Cash Flows from Investing Activities
     Cash provided by investing activities of $0.5 million during the first nine months of 2009 was primarily from net proceeds received from the sale of its building that had been classified as Assets Held for Sale, offset by $0.3 million of purchases of equipment at various hospital locations. Cash used in investing activities for the first nine months of 2008 of $4.7 million was primarily due to approximately $1.3 million of purchases of equipment at the various hospital locations and $3.0 million used for the acquisition of Valley Animal Medical Center.
Cash Flows from Financing Activities
     Cash provided by financing activities during the first nine months of 2009 of $3.4 million was primarily attributable to the $6.5 million of net proceeds received from the issuance of the Senior Notes in the first quarter of 2009, offset by $2.7 million of payments made on recurring loans and capital lease payments as well as $0.3 million of debt financing costs incurred. The $18.4 million of cash provided by financing activities in the first nine months of 2008 was a result of the $36.3 million of net proceeds received from the merger with PVGI, offset by $16.8 million of payments on term notes primarily relating to the payoff of all outstanding borrowed amounts from Fifth Street, $0.2 million of payments to Fifth Street in association with the amendment of their loans to us, and $0.3 million of payments made on certain capital leases.
Other Metrics
     The non-GAAP metric of adjusted earnings before interest, gain/(loss) on change in fair value of warrant liabilities, provision/(benefit) from income taxes, depreciation and amortization (“Adjusted EBITDA”) is an important liquidity measure for us and we believe that it is a useful metric to investors and management of the ability of our business to generate cash and to repay and incur additional debt. Computations of Adjusted EBITDA may differ from company to company. Therefore, Adjusted EBITDA should be used as a compliment to, and in conjunction with, our condensed consolidated financial statements included elsewhere in this report.
     Adjusted EBITDA of $294,000 for the three month period ended September 30, 2009, increased $2.5 million from Adjusted EBIDA of negative $2.2 million for the three month period ended September 30, 2008, and Adjusted EBITDA of $614,000 for the nine month period ended September 30, 2009, increased $6.2 million from Adjusted EBITDA of negative $5.6 million for the nine month period ended September 30, 2008. These improvements for both periods came from the reduced spending in selling, general, and administrative expenses and an improvement in hospital operating results. The following table presents a reconciliation of our computation of Adjusted EBITDA to Net Loss from Continuing Operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss from continuing operations	$(1,809)	$(3,016)	$(9,213)	$(11,067)
Depreciation	433	333	1,249	967
Amortization	259	218	786	661
Gain/(loss) on change in fair value of warrant liabilities	(144)	—	3,449	—
Interest expense, net	1,532	287	4,315	3,835
Provision/(benefit) for income taxes	23	12	28	(17)

Adjusted EBITDA	$294	$(2,166)	$614	$(5,621)

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
     Hospital EBITDA increased approximately $0.4 million in the three months ended September 30, 2009 compared with the three months ended September 30, 2008 and $0.9 million in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 primarily from cost reductions in payroll and other operating expenses to compensate for the decrease in revenues earned in 2009. The following table presents a reconciliation of our computation of Hospital EBITDA for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Hospital contribution	$1,246	$960	$4,783	$4,139
Depreciation at hospitals	353	293	995	844
Amortization at hospitals	259	218	787	661

Hospital EBITDA	$1,858	$1,471	$6,565	$5,644

     The Company believes that the foregoing non-GAAP financial measures improve the transparency of the Company’s disclosure and provides a meaningful presentation of the Company’s results from its core hospital operations excluding the impact of items not related to the Company’s ongoing core hospital operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2009, that our disclosure controls and procedures were effective.
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
     Our common stock, units and public warrants are presently quoted on the Nasdaq Capital Market (“NASDAQ”). To maintain our listing on NASDAQ, we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement, (ii) a requirement to maintain either (a) $2.5 million minimum stockholders’ equity, (b) $500,000 minimum annual net income or (c) $35 million minimum market value of listed securities, and (ii) a majority of independent directors. Our common stock price has been below the $1.00 minimum bid requirement since November 19, 2008. NASDAQ temporarily suspended the $1.00 minimum bid requirement through July 31, 2009 and reinstated it effective as of August 3, 2009.
     On September 15, 2009, we received notification from the NASDAQ Listings Qualifications Department indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share required for continued inclusion on NASDAQ as set forth in NASDAQ Marketplace Rule 5550(a)(2). In accordance with NASDAQ Marketplace Rule 5810(c) (3) (A), we have 180 calendar days, or until March 15, 2010, to regain compliance. We would achieve compliance with this requirement if at any time before March 15, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance by March 15, 2010, but can demonstrate that we meet NASDAQ’s initial listing standard criteria as of that date with the exception of bid price, we may be eligible to receive an additional 180 calendar days to regain compliance. If we do not regain compliance with NASDAQ Marketplace Rule 5550(a)(2) by March 15, 2010 and do not receive an additional 180 calendar days to regain compliance, NASDAQ would provide us with written notification that our securities will be delisted from NASDAQ. In that event, we could appeal NASDAQ’s determination to delist our securities at that time.
     We have not yet determined what action, if any, we will take in response to this notice, although we intend to monitor the closing bid price of our common stock between now and March 15, 2010. We will consider available options, including the consummation of a reverse stock split, if our common stock does not trade at a level likely to result in our regaining compliance with NASDAQ Marketplace Rule 5550(a)(2). Our stockholders have approved an amendment to our second amended and restated certificate of incorporation to effect a reverse stock split at one of three reverse split ratios, 1-for-10, 1-for-15 or 1-for-20, as may be selected by our board of directors. Our board of directors has not determined to effect a reverse stock split at this time, but reserves the right to do so in accordance with the terms of the proposal approved by our stockholders.
     Effective as of July 28, 2009, Mr. Gary Brukardt retired from our board of directors. Mr. Brukardt also served on our audit committee and, accordingly, Mr. Brukardt’s retirement caused our audit committee to have only two members. As a result, we are currently noncompliant with NASDAQ Marketplace Rule 5605(c)(2)(A), which requires listed companies to have at least three audit committee members. The NASDAQ staff has informed us that we have until the earlier of the date of our next annual shareholders meeting or July 28, 2010 to comply with this requirement. Our board expects to appoint a new independent director to become a member of the audit committee prior to the expiration of the cure period at which time we expect to be in full compliance with NASDAQ Marketplace Rule 5605(c)(2)(A). In addition, if we must record significant impairment or other charges, the Company may have difficulty maintaining its NASDAQ Capital Market listing due to the stockholders’ equity requirement.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In August 2009, we issued 30,000 shares of our common stock in connection with an agreed upon settlement regarding payment of an earn-out note. We are relying on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof promulgated thereunder with respect to the issuance of these securities.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submissions of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on July 28, 2009, our stockholders voted on the following matters:
1.	The election of six directors, each for a term expiring at the next Annual Meeting or until their successors are duly elected and qualified;

2.	The ratification of the selection of SingerLewak, LLP as our independent registered public accounting firm for 2009;

3.	The approval of the issuance of common stock upon conversion of the Senior Notes and exercise of the Financing Warrants of 15,650,000 shares of the common stock, plus an indeterminate number of additional shares as may become issuable under the Senior Notes and Financing Warrants due to anti-dilution adjustments and under additional Senior Notes to be issued in satisfaction of the Company’s interest payment obligations;

4.	The approval of the amendment to our restated certificate of incorporation to effect a reverse stock split of common stock at one of three reverse split ratios1-for-10, 1-for-15 or 1-for-20, as may be selected by our board of directors,; and

5.	The approval of an amendment to the 2007 Pet DRx Corporation Stock Incentive Plan to increase the number of shares of common stock reserve for issuance there under by 2,500,000 shares to an aggregate of 5,200,000 shares.
For further information regarding the proposals, please see the Company’s definitive proxy statement filed with the SEC on July 9, 2009.

All of the director nominees were elected based on the following votes:

Name	Votes For	Withheld
Gene Burleson	18,032,558	435,956
Richard Johnston	18,136,743	331,771
Joel Kanter	18,032,658	435,856
Richard O. Martin	18,032,658	435,856

J. David Reed	18,032,583	435,931
Zubeen Shroff	18,031,483	437,031
     The selection of SingerLewak, LLP as our independent registered public accounting firm for 2009 was ratified based on the following votes:

For	Against	Abstain
18,305,278	163,236	0
     The issuance of common stock upon conversion of the Senior Notes and the exercise of the Financing Warrants was approved based on the following votes:

For	Against	Abstain	Broker Non-Votes
13,684,650	467,748	0	4,316,116
     The amendment of restated certificate of incorporation to effect a reverse stock split of common stock at one of three reverse split ratios, 1-for-10, 1-for-15 or 1-for-20, as may be selected by our board of directors, was approved based on the following votes:

For	Against	Abstain
17,387,355	1,081,159	0
     The amendment to the 2007 Pet DRx Corporation Stock Incentive Plan was approved based on the following votes:

For	Against	Abstain	Broker Non-Votes
13,616,228	535,170	1,000	4,316,116

Item 5. Other Information
     The Company has filed a registration statement with the Securities and Exchange Commission, which has not yet become effective, in connection with a proposed temporary reduction of the exercise price for the warrants issued in connection with the Company’s initial public offering. The Company proposes to reduce the exercise price of such warrants to a price and for a period to be determined by the Board of Directors.
Item 6. Exhibits.

Exhibit
No.	Description
10.1	Form of First Amendment of Financing Warrants. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 3, 2009.)

10.2	Form of Indemnification Agreement for the Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009.)

10.3	First Amendment to the 2007 Pet DRx Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2009.)

31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: November 16, 2009
	By:	/s/ Kyle Morse
Kyle Morse
Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Form of First Amendment to Financing Warrants. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 3, 2009.)

10.2	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009.)

10.3	First Amendment of the 2007 Pet DRx Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2009.)

31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.