Form 10-K
period 2009-12-31
Pet DRx CORP
filed 2010-03-31
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐      No ☑
     At June 30 2009, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,400,000. At March 23, 2010, there were 23,714,460 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INDEX
TO FORM 10-K

ii

PART I
Item 1. BUSINESS
Company Overview
Pet DRx Corporation is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of December 31, 2009, we owned and operated twenty-three veterinary hospitals located in northern and southern California.
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
Operating Segment
As of December 31, 2009, we had a single operating and reporting segment, animal hospitals. Our objective is to become a preferred provider of high quality pet care by offering a broad array of pet care services under one brand.
Company History
We were incorporated in Delaware on June 10, 2005 as Echo Healthcare Acquisition Corp. (“Echo”), a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses in the healthcare industry. A registration statement for our initial public offering was declared effective on March 17, 2006. On March 22, 2006, we consummated our initial public offering of 6,250,000 units. On March 27, 2006, we consummated the closing of an additional 937,500 units that were subject to the underwriters’ over-allotment option. Each unit consisted of one share of common stock, par value $0.0001 per share, and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 per share. Our common stock and warrants began trading separately on June 6, 2006.
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
On March 17, 2010, the Founding Director Warrants and the publicly-traded warrants expired by their terms.
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

Our Veterinary Hospitals
As of December 31, 2009, we owned and operated twenty-three veterinary hospitals located throughout the state of California.
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
Customers
Our customers consist almost entirely of individual pet owners. For the years ended December 31, 2009, 2008 and 2007, no customer accounted for more than 5% of the Company’s net revenue.
Industry and Competition
The Industry
The U.S. veterinary market is a large and growing industry sector. Pet ownership, share of household income spent on pets and general awareness of the value of effective veterinary care due to advances in science, medicine and technology are all on the rise. There are over 60,000 veterinarians in the U.S. and 22,000 veterinary hospitals who are members of the American Veterinary Medical Association, or AVMA as of December 31, 2009. The American Pet Products Manufacturers Association, Inc., or APPMA, estimates that spending on pets in the U.S. reached $45.5 billion in 2009. Veterinary medical services accounted for $12.0 billion, medications and over the counter supplies represented $10.4 billion, pet food represented $17.6 billion, and ancillary services such as grooming and boarding reached $3.5 billion in 2009. The APPMA estimates that $47.7 billion will be spent on pets in the U.S. in 2010.
Within the Company’s initial target market of California, the State of California Veterinary Medical Board lists 12,577 licensed veterinarians (State of California Department of Consumer Affairs, 2005).
According to the APPMA, the ownership of pets is widespread and growing, with over 71 million U.S. households, representing approximately 63% of U.S. households, owning at least one pet, including companion and other animals, including about 77.5 million dogs and 93.6 million cats. Specifically, 45 million households owned at least one dog and 38 million households owned at least one cat.
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
While it is growing, the U.S. veterinary services market remains highly fragmented and comprised principally of smaller independent practices. We estimate that the three largest companies in the industry, Banfield, the Pet Hospital®, VCA Antech, Inc. and National Veterinary Associates (“NVA”) represent approximately 5% of companion animal veterinary hospitals in the U.S. According to the AVMA, there are approximately 22,000 veterinary hospitals/clinics in the U.S. and these three companies combined currently own or operate about 1,300 hospitals.

Most Doctors of Veterinary Medicine (DVMs or veterinarians) are highly educated, and we believe are attracted to the industry because they care for the welfare of animals. As a result, often they spend their careers developing individual or small practices that have few liquidity options. The small economic scale of these practices often makes it difficult to afford and adopt state-of-the-art technologies, and medical and diagnostic equipment. We believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients. In addition, we believe the fragmented animal hospital industry is consolidating due to:

☐	the purchasing, marketing and administrative cost advantages that can be realized by large, multiple location, multi-doctor veterinary providers;

☐	the cost of financing equipment purchases and upgrading technology necessary for a successful practice and the associated ability of a large provider to obtain the necessary financing on more competitive terms;

☐	the desire of veterinarians to minimize the percentage of their time spent dealing with administrative functions and to focus instead on practicing veterinary medicine;

☐	the desire of some owners of animal hospitals to obtain liquidity by selling all or a portion of their investment in the animal hospital (which we believe will increase as more owners of animal hospitals approach retirement); and

☐	the appeal to many veterinarians of the benefits and flexible work schedule that is not typically available to a sole practitioner or single-site provider.
The veterinary care industry also has other notable characteristics, including:

☐	Extensive veterinarian training requirements represent significant competitive barriers to entry. Although the number of pets and pet services is growing rapidly, the number of veterinarians and available hospitals is limited, with the potential for increasing the number of veterinarians constrained by the extensive training requirements for veterinarians.

☐	Highly fragmented industry service sector. Although the pet care market is large and growing, no single entity accounts for more than 5% of the hospital industry. The market consists mainly of independent private practices consisting of sole practitioners or small groups of veterinarians. Most practices do not offer a broad range of products and services. Many veterinarians spend a significant portion of their time handling the administrative burden of running a small business, versus seeing customers. The Company believes that these small animal hospitals tend to be profitable in spite of the inefficiencies associated with a small operating scale and limited marketing clout and that these factors make veterinary hospitals an attractive consolidation opportunity.

☐	Attractive industry payor and pricing characteristics. The animal health care services industry does not experience the problems of extended payment collection cycles or pricing pressures from third-party payors faced by human health care providers. Fees for animal hospital services are due, and typically paid for, at the time of the service via cash or credit card. Pet care services are predominantly provided on a cash-pay basis. Thus, (unlike human healthcare) there are (i) few accounts receivable to finance, (ii) no government payors, and (iii) no managed care contracting. Also, because of expanding options for care services coupled with the growing awareness of pet health and wellness and pet owner sentiments to their pets, veterinarians typically enjoy the ability to pass through pricing increases to their customers.

☐	Opportunity to increase hospital productivity through an integrated management information system. By deploying integrated management information systems that monitor each veterinarian and hospital on products and services delivered, productivity and prices, veterinary hospitals are able to identify opportunities and areas for growth and to monitor veterinarians and target individuals who may benefit from additional training in specific treatment disciplines.

☐	Limited medical malpractice liabilities. Unlike human healthcare, veterinarians have limited corresponding medical malpractice liabilities.

☐	Veterinary care’s recession resistant revenue characteristics. Although the practice of veterinary medicine is subject to seasonal fluctuations based on weather and holiday seasons, the Company believes that veterinary care revenues have historically been recession resistant and veterinary hospitals have one of the lowest failure rates of any business. However, the industry was affected by the recent recession that started in 2008.
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
Favorable demographic trends should continue to fuel the growth in demand for pet care services in the foreseeable future. The leading edge of the “baby boom” generation has already entered middle age and their ranks will swell by 46% in this decade. This middle-aged demographic, age 45 to 69, own more pets, have more income and account for nearly two-thirds of all pet care expenditures.
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
Employees
As of December 31, 2009, we employed approximately 600 full-time employees. We have not entered into any collective bargaining agreements with our employees and we believe that relations with our employees are good. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel.
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
Executive Officers of Pet DRx
We provide below information regarding each of our executive officers.

Name	Age	Position
Gene E. Burleson	69	Chairman of the Board and Chief Executive Officer

Harry L. Zimmerman	54	Executive Vice President and Chief Financial Officer

George A. Villasana	42	Executive Vice President, General Counsel and Secretary
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
HARRY L. ZIMMERMAN has served as our Chief Financial Officer since October 13, 2008 and was appointed as Executive Vice President on March 18, 2009. Prior thereto, Mr. Zimmerman served as our Chief of Business Development since September 1, 2008. Prior to joining the Company, Mr. Zimmerman served as Executive Vice

President and General Counsel of Encore Medical Corporation (formerly a Nasdaq listed company), an orthopedics medical device company, from early 1994 until the end of 2007. Prior to joining Encore, Mr. Zimmerman was a senior corporate associate with the law firm of Winstead, Sechrest & Minick, P.C. Mr. Zimmerman has a Bachelor of Science in Economics (cum laude) from the Wharton School at the University of Pennsylvania and a Juris Doctor (with honors) from the University of Texas School of Law. He is licensed as a Certified Public Accountant and an attorney in the State of Texas.
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
Availability of Our Reports Filed with the Securities and Exchange Commission
Our web site is located at www.petdrx.com. The information on or accessible through our web site is not incorporated by reference in the Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, are available free of charge, on our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).
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
Item 1A. RISK FACTORS
Risks Related to Our Business
We have a history of losses and may incur losses in the foreseeable future.
We do not have a significant operating history upon which potential investors may assess future performance. PVGI acquired its first two veterinary hospitals in September 2004 and acquired additional veterinary hospitals throughout 2005, 2006 and 2007. We also acquired a veterinary hospital in 2008. We have only incurred losses to date. We are continuing to develop our operational infrastructure and face additional risks similar to those of other businesses with limited operating history. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Operating results may also vary depending on a number of factors, many of which are outside our control, including:
•	changes in pricing policies or those of our competitors;

•	the hiring and retention of key personnel;

•	fluctuation in costs related to acquisitions of businesses;

•	wage and cost pressures;

•	availability of facilities that are suitable for acquisition;

•	viability of the hub and spoke model;

•	hiring and retention of veterinarians;

•	increased competition and pricing pressure;

•	seasonal and general economic factors, including a recession or economic slowdown; and

•	level of personal discretionary spending.
We have substantial indebtedness which requires a significant amount of cash to service. We may not be able to generate or raise sufficient cash to meet our debt service obligations, and these obligations will reduce the amount of cash available to operate and expand our business.
We have, and will continue to have, a substantial amount of debt, including debt incurred as a result of financing acquisitions and the Senior Notes described below (See “Risk Factors — We may not be able to pay our obligations with respect to our Senior Notes upon maturity, prepayment or redemption”). Our substantial amount of debt requires us to dedicate a significant portion of our cash flow from operations to pay down our indebtedness and related interest, thereby reducing the funds available to use for working capital, capital expenditures, acquisitions and general corporate purposes. Because interest on the Senior Notes is payable by increasing the principal amount of the Senior Notes, our interest payments on the Senior Notes will not affect cash flow. However, interest on the Senior Notes will increase our interest expense and thereby impact net earnings (loss).
Our ability to make payments on our debt, pay our expenses and fund acquisitions will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements which could result in the acceleration of the maturity of our debt obligations and could prevent us from paying fixed costs or expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, our strategy to increase operating efficiencies may not be realized and future borrowings may not be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Our debt comes due in various amounts between 2010 and 2014. In order to meet our debt obligations, we may need to refinance all or a portion of our debt. We may not be able to refinance any of our debt on commercially reasonable terms or at all.
We may not be able to pay our obligations with respect to our Senior Notes upon maturity, prepayment or redemption.
In the first quarter of 2009, we issued an aggregate original principal amount of $6.5 million of our 12% senior secured convertible notes (the “Senior Notes”). The terms of the Senior Notes require us to pay a premium of 184% of the original principal amount of the Senior Notes (in addition to the repayment of the then-outstanding principal amount and accrued but unpaid interest) (i) upon any repayment of the Senior Notes at maturity, (ii) if accelerated upon the occurrence of an “event of default” (as defined in the Senior Notes), or (iii) upon any redemption or prepayment of the Senior Notes prior to maturity. Accordingly, the amount due upon maturity, prepayment or redemption of the $6.5 million principal amount of Senior Notes outstanding as of the date of this report will be approximately $18.5 million after giving effect to such premium, but before giving effect to future increases in the principal amount outstanding as payment-in-kind of the interest on the outstanding Senior Notes. After giving effect to payment-in-kind of interest on the Senior Notes by increasing the outstanding principal through maturity, the amount due on maturity of the Senior Notes at January 21, 2013 would be approximately $22.4 million. We do not currently have the resources to pay the full redemption price in cash, and anticipate that we would need to refinance such debt prior to its maturity or redemption. We have not established a sinking fund for payment of our obligations under the Senior Notes, nor do we anticipate doing so.
Our debt instruments may adversely affect our ability to run our business.
Our substantial amount of debt, as well as the guarantees of our subsidiaries and the security interests in our assets and those of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our debt instruments contain certain restrictions that:
•	limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments or general corporate purposes;

•	limit our ability to dispose of our assets, create liens on our assets or to extend credit; and

•	make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions;

If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.
The issuance of the Senior Notes and related financing warrants will impact net earnings (loss) going forward.
We recorded $3.6 million as a debt discount to the Senior Notes. Additionally, we also recorded approximately $930,000 of fees and expenses related to the sale of the Senior Notes, as a debt discount as well. We are amortizing these amounts over the life of the Senior Notes. Additionally, we are accounting for the 184% debt discount as a loan accretion, by which we are charging the accretion to interest expense, which amounts to approximately $12.0 million, over the life of the loan. Interest on the Senior Notes is paid by increasing the principal amount of the Senior Notes, which will increase our interest expense going forward. Furthermore, a number of the holders of outstanding “seller notes” agreed to a “standstill” provision contemplated by the loan documentation in exchange for warrants and/or a higher interest rate on their notes, which will also increase our interest expense going forward.
Galen and Camden, investors in the Senior Notes, may have the ability to significantly influence our business and affairs.
A representative of Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (collectively, “Camden”) and a representative of Galen Partners IV, L.P., Galen Partners International IV, L.P. and Galen Employee Fund IV, L.P. (collectively, “Galen,” and together with Camden, collectively, the “lead investors”) serve on our board of directors. In addition, the lead investors currently hold a significant principal amount of the issued and outstanding Senior Notes, and accordingly, control our ability to obtain consents, waivers and amendments with respect to the loan documentation and covenants contained therein. In addition, the lead investors are each substantial shareholders in our company.
We may be unable to effectively execute our growth strategy which could cause our margins and profitability to decline. Even if we are able to effectively execute our growth strategy, the growth of the business may put a strain on the business, and we may not achieve desired economies of scale.
Our success depends in part on our ability to build on our position as a leading animal healthcare services company through selective acquisitions of established animal hospitals and internal growth initiatives. If we cannot implement or effectively execute this strategy, our results of operations may be adversely affected. We intend, as part of our growth strategies, to acquire additional veterinary hospitals. We may not be able to attract or compete successfully for prospective acquisition candidates or achieve sufficient “cluster” hospitals in any market we may target in order to achieve targeted efficiencies. In addition, acquisitions may take longer than anticipated or may not be cost effective.
Results of operations may be materially adversely affected if we are unable to manage our growth effectively, which may increase costs of operations and hinder our ability to execute our business strategy. Our internal revenue growth from new services and pet pharmaceuticals as well as our expected cost savings may not develop as anticipated, and reduction in our expected rate of internal growth may cause our revenue and margins to decrease from management’s expectations. Expected growth may place a significant strain on management and operational systems and resources. If our business grows, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce. We will also need to increase the capacity of current systems to meet additional demands.
Even if we effectively implement our growth strategy, we may not achieve the presently targeted internal growth and the growth may be below historical rates. Any reductions in the rate of internal growth may cause revenues and margins to decrease. Investors should not assume that the historical growth rates and margins are reliable indicators of results in future periods.
Failure to satisfy covenants in our debt instruments will cause a default under those instruments.
In addition to imposing restrictions on our business and operations, some of our debt instruments include a number of covenants imposing restrictions on our business and operations, and we may borrow money on terms requiring us to meet financial ratios and other tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants would result in a default under these instruments. An event of default would permit our lenders and other debtholders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we are unable the repay debt to our senior lenders, these lenders and debtholders could proceed against our assets.
Incurring substantial amounts of debt could adversely affect our financial condition.
Leverage. We have and may continue to utilize a leveraged capital structure to, among other things, fund our operations. We have issued promissory notes and other forms of debt in connection with past acquisitions and may likely do so in the future. As a result, we are, and in the future may be, subject to the risks normally associated with debt financing, including, (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest, (ii) the risk that existing debt (which will not have been fully amortized at maturity) will not be able to be refinanced or that the terms of such refinancings will not be as favorable to us, and (iii) the risk that necessary capital expenditures will not be able to be financed on favorable terms or at all.
Risk of Rising Interest Rates. While currently all of our debt bears interest at a fixed rate, we may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. By its very nature, a variable interest rate will move up or down based on changes in the economy and other factors, all of which are beyond our control. Accordingly, there can be no assurance that such rates will not rise significantly and, consequently, that we would be required to pay more interest than is anticipated. A significant increase in market interest rates could jeopardize our ability to pay required debt service on loans and could possibly result in a default under the loan and/or foreclosure.
Limitations on Debt. Our second amended and restated certificate of incorporation does not contain any limitation on the amount of indebtedness we may incur. Accordingly, we could become more leveraged, resulting in an increase in debt service that could increase the risk of default on our indebtedness.
Our business strategy includes growth through acquisitions, which involve special risks that could increase expenses, and divert the time and attention of management. Difficulties integrating new acquisitions may impose substantial costs and disrupt our business, which could adversely affect our financial condition, results of operations, cash flows and prospects.
As part of our business strategy, we have in the past acquired veterinary hospitals. We expect to continue to acquire animal hospitals. Acquisitions involve a number of special risks and challenges, including:
•	diversion of management’s attention from our existing business;

•	integration of acquired veterinary hospitals and employees into our existing business, including coordination of geographically dispersed operations, which can take longer and be more complex than initially expected;

•	dependence on retention, hiring and training of key personnel, including specialists;

•	loss or termination of employees, including costs associated with the termination of those employees;

•	dilution of then-current stockholders’ percentage ownership;

•	dilution of earnings if synergies with the acquired veterinary hospitals are not achieved;

•	inability to generate sufficient revenue and profitability to offset acquisition or investment costs;

•	assumption of liabilities of the acquired businesses, including costly litigation related to alleged liabilities of the acquired businesses; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.
Acquisitions of veterinary hospitals are inherently risky and create many challenges. Future acquisitions may not achieve the desired objectives. If we fail to properly evaluate and execute acquisitions or investments, our financial condition, results of operations, cash flows and prospects may be seriously harmed.
We may be unsuccessful in the integration of the acquired businesses that are new to our operations. The process of integration may require a disproportionate amount of the time and attention of management, which may distract management’s attention from its day-to-day duties. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expenses. In addition, any interruption or deterioration in service resulting from an acquisition may result in a customer’s decision to stop doing business with us. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in profitability or an increase in exiting losses. We have experienced delays and increased costs in integrating acquired businesses. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and could adversely impact our ability to integrate newly acquired operations. For all of these reasons, our historical record in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could adversely affect our financial condition, results of operations, cash flows and prospects.
The termination or failure to renew a lease or sublease for a veterinary hospital facility would require us to relocate such hospital to a different facility and make substantial capital expenditures, which could disrupt our business and adversely impact our results of operations, cash flows and financial condition.
The majority of our veterinary hospital facilities are leased or subleased. Certain of these leases or subleases are on a month-to-month basis or do not include a renewal option. We may be unable to renew these leases or subleases upon termination or expiration on terms acceptable to us or at all. Higher lease costs could adversely impact our results of operations, cash flows and financial condition. Failure by a lessor or sublessor to renew an existing lease or sublease could require us to relocate to a different facility which could disrupt our business and require us to make significant capital expenditures for leasehold improvements which could adversely impact our results of operations, cash flows and financial condition.
Loss of key personnel could adversely affect our business.
Our results of operations will depend, in part, on our ability to attract and retain highly qualified directors, executive officers, veterinarians and other employees. We may not be able to continue to attract and retain highly qualified persons for such positions, which could have a material adverse effect on us.
Due to the fixed cost nature of our business, fluctuations in our revenue could adversely affect its operating income.
A substantial portion of our expenses, particularly rent and personnel costs, are relatively fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our operating income.
Demand for certain products and services, including animal vaccinations, may decline, which could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.
Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Some professionals in the industry have recommended that vaccinations be given less frequently. In the summer of 2003, the Centers for Disease Control and Prevention updated a publication on animal vaccinations, which called for less frequent canine revaccinations. The study concluded that some vaccinations remain effective for periods of three to five years, suggesting that veterinarians should decrease the frequency of vaccinations. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of such recent and/or future literature. A decrease in the frequency of revaccinations and the related revenue could adversely affect our results of operations.
The frequency of customer visits to our animal hospitals may also decline. We believe that the frequency of visits is impacted by several trends in the industry. Pet-related products, including medication prescriptions, traditionally sold at animal hospitals, have become more widely available in retail stores and other channels of distribution, including the internet. Client visits may also be negatively impacted as a result of preventative care and better pet nutrition. If demand for retail products, vaccinations or for our services generally decline, the frequency of visits may decline which may result in a reduction in revenue, which could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.
Further economic downturn could materially adversely affect our business and recessionary economic conditions may reduce demand for our services.
Our business may be materially adversely affected by negative trends in the general economy that reduce consumer spending. Our business depends on the ability and willingness of animal owners to pay for its services. This dependence could make us more vulnerable to any reduction in consumer confidence or disposable income as compared to companies in other industries that are less reliant on consumer spending, such as the human health care industry, in which a large portion of payments are made by insurance programs. The current financial crises and related economic uncertainty have had a significant impact on our revenue and profitability. Other veterinary care providers similar to us have recently reported a decline in demand for their veterinary services due, in part, to present economic conditions. If demand for our veterinary services similarly declines, our operating results will be negatively impacted. In addition, declines in our profitability could result in a charge to earnings for the impairment of goodwill, which would not affect our cash flow but could decrease our earnings, and our stock price could be adversely affected. Additionally, many of the effects and consequences of the global financial crisis currently are unknown, and may have a material adverse effect on our liquidity and capital resources, including our ability to refinance our existing long-term debt, raise additional capital if needed, and may negatively impact our business and financial results.
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill and could have a material adverse impact on our results of operations and stockholders’ equity.
Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. These impairment assessments may result in a material, non-cash write-down of goodwill. An impairment could have a material adverse impact on our results of operations and stockholders’ equity.
During the fourth quarter of 2009, in conjunction with our annual impairment test of goodwill, we recorded a goodwill impairment charge of $22.5 million. The factors that caused us to record the impairment were primarily the decreased revenues sustained in 2009 from the decline in the U.S. economy coupled with the increased amount of debt incurred by the Company. The fair market valuation of the reporting units was based on an income and market approach.
Shortages of skilled veterinarians may cause us to experience hiring difficulties which could result in a disruption of our business.
As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of December 2009, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,500 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.
Currently existing or newly enacted laws and regulations could restrict our business or result in significant costs and expenses. Any failure to comply with these laws and regulations could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.
We may expand our operations into states which have laws and regulations that prohibit business corporations from providing, or holding themselves out as providers of, veterinary-medical care. In those states, we will be unable to provide veterinary services or own veterinary practices. However, if we choose to enter such states, we would seek alternative structures for operating in those states, including providing management and other administrative services to veterinary practices located in these states. Although we will seek to structure our operations to comply with the veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations, particularly if we are unable to restructure our operations to comply with the requirements of that state.
In addition, most states impose various registration requirements on veterinarians and veterinary hospitals. To fulfill these requirements, we are required to register each of our facilities with appropriate governmental agencies and, where required, appoint a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our clinics are required to maintain valid state licenses to practice. Any failure to comply with these laws and regulations could have a material adverse effect on our operations.
The possible widespread implementation of pet insurance could adversely affect our business, operating results and prospects.
The possible widespread implementation of pet insurance and our operation under such insurance could impose additional fees and costs upon us and reduce the revenue from services and related items. If we do not accept such insurance or choose not to participate in pet insurance programs, it could place us at a competitive disadvantage. Acceptance of pet insurance could result in a reduction in fees or the possible imposition of caps for services. The involvement of insurance companies could also increase various administrative requirements related to the submission and processing of claims resulting in a delay in payments or disputes regarding the terms and amounts of available coverage.
We face increasing competition, including from better-established companies that have significantly greater resources, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability.
The market for our products and services is intensely competitive and is likely to become even more so in the future. Many of our potential competitors have substantial competitive advantages, such as:
•	greater name recognition and larger marketing budgets and resources;

•	established marketing relationships and access to larger customer bases; and

•	substantially greater financial, technical and other resources.
As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors, and our results of operations could be adversely affected.
The costs of defending litigation and potential claims could be significant and adversely affect our results and financial condition.
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution or the costs of defending of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.
We are subject to local market risks as a result of the geographic concentration of our operations.
Our operations currently are concentrated in the California market. This concentration makes our business subject to the health of California’s economy, as well as actual or threatened natural disasters (such as earthquakes and fires) which may disrupt the operations of our veterinarian hospitals, all of which may adversely impact our financial condition, results of operations, cash flows and prospects.

Risks Related to our Common Stock
We may not be able to maintain compliance with NASDAQ’s continued listing requirements.
Our common stock is presently quoted on the Nasdaq Capital Market (“NASDAQ”). To maintain our listing on NASDAQ, we must satisfy certain minimum financial and other continued listing standards, including, among other requirements, (i) a $1.00 minimum bid price requirement, (ii) a requirement to maintain either (a) $2.5 million minimum stockholders’ equity, (b) $500,000 minimum annual net income or (c) $35 million minimum market value of listed securities, and (ii) a majority of independent directors. Our common stock price has been below the $1.00 minimum bid requirement since November 19, 2008. NASDAQ temporarily suspended the $1.00 minimum bid requirement through July 31, 2009 and reinstated it effective as of August 3, 2009.
On September 15, 2009, we received notification from the NASDAQ Listings Qualifications Department indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share required for continued inclusion on NASDAQ as set forth in NASDAQ Marketplace Rule 5550(a)(2). In accordance with NASDAQ Marketplace Rule 5810(c) (3) (A), we had 180 calendar days, or until March 15, 2010, to regain compliance. We would achieve compliance with this requirement if at any time before March 15, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Company was unable to regain compliance prior to March 15, 2010.
On March 16, 2010, we received a notice from The NASDAQ Stock Market indicating that we are not in compliance with the minimum bid price requirement for continued listing, and as a result our common stock is subject to suspension from trading and delisting from The NASDAQ Capital Market at the opening of business on March 25, 2010, unless we request a hearing by March 23, 2010 in accordance with the NASDAQ Marketplace Rules. We requested an appeal hearing on March 23, 2010 with the NASDAQ Listing Qualifications Panel (the “Panel”) to review the delisting determination. The hearing was scheduled by NASDAQ to occur on May 5, 2010. NASDAQ will ‘stay’ the delisting of our common stock pending the Panel’s decision. We are required to present a plan for regaining compliance with the bid price rule which will likely include our potential plan to consummate a reverse stock split which was approved by the stockholders at an annual meeting held on July 28, 2009 subject to approval by our board of directors of the Company, in order to exceed the minimum bid price requirement. The NASDAQ letter stated that historically, “Panels have generally viewed a reverse stock split in 30 — 60 days as the only definitive plan acceptable to resolve a bid price deficiency.” Nevertheless, there can be no assurance that NASDAQ will grant our request for the continued listing of our common stock on the NASDAQ Capital Market.
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

If our securities are delisted from NASDAQ, trading of our securities may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a holder’s ability to buy and sell our securities.
If our securities are delisted from NASDAQ, trading of our securities may be subject to the penny stock rules. The Securities and Exchange Commission has adopted Rule 3a51-1 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities if they are delisted from NASDAQ.
In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our equity securities, which may limit your ability to buy and sell our equity securities.
The market prices of our securities are likely to be highly volatile and subject to wide fluctuations.
The market price of our common stock, units and warrants could be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including changes in government regulations and changes in general economic conditions.
In addition, the market prices of our securities could be subject to wide fluctuations in response to a number of additional factors, including:
•	announcements of new products or services by our competitors;

•	demand for our services;

•	changes in the pricing policies of our competitors; and

•	changes in government regulations.
The amount of stock held by executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
Our executive officers, directors and affiliates beneficially own a majority of our voting stock. In addition, certain of these stockholders are parties to a board voting agreement pursuant to which they have each agreed for three years following the consummation of the Merger to vote shares beneficially owned by them for the election to our board of directors of (a) Robert Wallace, for so long as Mr. Wallace owns two percent or more of its fully diluted shares, (b) five designees named by the stockholders’ representatives of PVGI pursuant to the Merger Agreement, one of whom shall be the designee of Galen who shall serve as non-executive vice chairman of our board of directors, and (c) four designees named by Echo’s initial stockholders, one of whom shall include Gene Burleson.
These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of our company, which in turn could have a material adverse effect on the market price of the common stock or prevent stockholders from realizing a premium over the market price for their shares of common stock.
If our existing stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.
Certain stockholders are parties to registration rights agreements which entitle them to require us to register the resale of their shares of common stock under certain circumstances. The lead investors and certain of our directors and executive officers are among the parties to registration rights agreements with us. If these stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be significantly more shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.
The exercise of our outstanding warrants and/or conversion of our outstanding convertible securities will result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.
The conversion or exercise of some or all our convertible debt obligations and warrants could significantly dilute the ownership interests of our existing stockholders.
We had outstanding warrants to purchase an aggregate of 23,870,685 shares of common stock as of December 31, 2009, including without limitation (i) the public warrants to purchase 7,187,500 shares of common stock which are offered hereby, (ii) the founding director warrants to purchase 458,333 shares of common stock subject to transfer restrictions but otherwise generally on the same terms as the public warrants, (iii) warrants to purchase 15,070,986 shares of common stock at an exercise price of $0.10 per share, which warrants were issued in connection with the private placement of the Senior Notes, (iv) warrants to purchase 250,000 shares of common stock at an exercise price of $0.10 per share issued to a lender, and (v) warrants to purchase up to 1,349,294 shares of common stock upon exercise of outstanding warrants originally issued by PVGI. On March 17, 2010, the public warrants and the founding director warrants referenced above expired by their terms and are no longer deemed outstanding.
The currently outstanding Senior Notes, together with accrued interest and the premium, are convertible into 1,918,178 shares of common stock. Additionally, the issuance of up to 714,295 shares issuable upon conversion of convertible debentures originally issued by PVGI, as well as stock options and other awards pursuant to our incentive plans, will further dilute our existing stockholders’ voting interest.
To the extent warrants are exercised or convertible securities converted, additional shares of common stock will be issued, which will dilute existing stockholders and increase the number of shares eligible for resale in the public market. In addition to the dilutive effects described above, the conversion or exercise of those securities would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.
Future financings may dilute your ownership and investment or result in the issuance of additional debt.
We may seek additional equity or debt financings to allow us to meet our future growth, operating and/or capital requirements or to refinance our Senior Notes or other debt. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants or other adverse terms with respect to raising future capital and other financial and operational matters. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our financial condition, results of operations, cash flows and prospects. If we fail to arrange for sufficient capital in the future, we may be required to limit or reduce the scope of our business activities until we can obtain adequate financing.
Item 1B. Unresolved Staff Comments
Not applicable to smaller reporting companies.
Item 2. Properties.
We lease our corporate headquarters facility in Brentwood, Tennessee, pursuant to a lease expiring in 2012. As of March 2010, we also own one facility and lease numerous facilities relating to our operations in California. These facilities consist primarily of veterinary hospitals. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.
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

	Common Stock		Warrants		Units
2009	High	Low	High	Low	High	Low
Fourth Quarter	$0.64	$0.19	$0.02	$0.01	$0.75	$0.25
Third Quarter	$0.70	$0.49	$0.04	$0.00	$0.66	$0.24
Second Quarter	$1.10	$0.17	$0.02	$0.00	$0.96	$0.01
First Quarter	$0.53	$0.10	$0.08	$0.00	$0.80	$0.11

	Common Stock		Warrants		Units
2008	High	Low	High	Low	High	Low
Fourth Quarter	$3.01	$0.08	$0.25	$0.01	$4.00	$0.16
Third Quarter	$4.23	$1.00	$0.54	$0.16	$4.40	$2.00
Second Quarter	$4.78	$3.30	$0.65	$0.36	$4.85	$4.30
First Quarter	$7.85	$3.74	$1.12	$0.40	$8.20	$4.05
On March 23, 2010, the last reported sales price on the NASDAQ Capital Market for our common stock was $.35 per share. On March 17, 2010, our publicly-traded warrants expired by their terms and ceased to trade on the Nasdaq Capital Market.
Stockholders
As of March 23, 2010, there were approximately 67 holders of record of our common stock.
Dividends
We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors.
EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2009 regarding equity compensation plans approved and not approved by stockholders.

			(C)
			Number of Securities
			Remaining Available for
	(A)	(B)	Future Issuance Under
	Number of Securities	Weighted-Average	Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected
	Warrants and Rights	and Rights	in Column A)
Plan Category
Equity Compensation Plans Approved by Security Holders	2,580,377	$1.53	2,619,623

Equity Compensation Plans Not Approved by Security Holders	624,866	$4.20	—

Total	3,205,243	$2.06	2,619,623
Equity Compensation Plan not approved by Security Holders. The Company maintains the XLNT Veterinary Care, Inc. 2004 Stock Option Plan, as amended (the “2004 Plan”) as part of its compensation program. The Company adopted and assumed the 2004 Plan in connection with the Company’s merger involving XLNT Veterinary Care, Inc. (the “Merger”), including with respect to (i) the future issuance of awards and shares thereunder, (ii) the reservation for future issuance under the 2004 Plan of shares of common stock of the Company, representing the remaining number of shares of XLNT Veterinary Care, Inc. common stock reserved under the 2004 Plan immediately prior to January 4, 2008, the date the Merger was consummated, multiplied by the Exchange Ratio (as defined in the Merger Agreement), less any shares of common stock of the Company actually issued under the 2004 Plan, and (iii) the issuance of common stock in accordance with the terms of awards granted under the 2004 Plan, which upon such issuance shall be validly issued, fully paid and non-assessable. The 2004 Plan has not been approved by the stockholders of the Company. On July 28, 2009, the 2004 Plan was terminated such that no additional awards may be made under the 2004 Plan; however, the validity of options issued and outstanding as of the termination date are not affected.
Item 6. Selected Financial Data.
Not applicable to smaller reporting companies.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with our consolidated financial statements and the related notes.
Overview
General
The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of December 31, 2009, we owned and operated twenty-three veterinary hospitals located in northern and southern California. Our hospital operations are conducted by our subsidiaries.
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
Overview of Our Financial Results
(Results discussed relate to continuing operations unless stated otherwise)
The year of 2009 was a challenging year for the Company due to the economic environment of the U.S. and more specifically, the state of California. Revenues were down due to decreased sales volume; however, the Company made many great improvements in the area of cost of goods sold as well as veterinary and staff payroll. For the full year of 2009, 22 of our 23 hospitals achieved positive Hospital EBITDA (see Other Metrics below for definition of Hospital EBITDA).
Net revenue and net loss from continuing operations are key measurements of our financial results. For the year 2009, net revenue was $63.9 million, a decrease of 6.4% from net revenues in 2008. The net loss from continuing operations for 2009 of $30.3 million was an increase of $10.9 million, or 56.0%, over 2008 net loss of $19.4 million. Basic and diluted net loss from continuing operations per share was $(1.28) for the year ended December 31, 2009 versus $(0.83) at December 31, 2008.
The revenue decrease in 2009 from 2008 was primarily a result of the decreased volumes in our animal hospitals as a result of the economic environment of the U.S. and especially California, where all of our hospitals are located. Partially offsetting these decreases were acquisition revenues of Valley Animal Medical Center which was not acquired until the beginning of the third quarter of 2008. The increase in net loss from continuing operations and loss per share was primarily a result of the $22.5 million impairment charge to goodwill, offset by decreased veterinary and staff payroll at our animal hospitals and the lack of certain duplicative occupancy and staff costs at our corporate office, which were incurred in 2008 when the Company relocated its headquarters from San Jose, California to Brentwood, Tennessee.
The revenue increase in 2008 from 2007 was primarily due to the acquisition of five veterinary hospitals during the first quarter of 2007 and one acquisition in the third quarter of 2008. The increase in net loss from continuing operations and loss per share was primarily a result of expenses associated with relocating the Company’s headquarters from California to Tennessee, developing a new executive and corporate staff in Brentwood, and recognizing the loss related to the impairment of goodwill and intangible assets. Additionally, the Company incurred increased interest expense as a result of one-time charges taken in conjunction with pre-paying the Fifth Street loans.
Cash used in operations for 2009 was $2.2 million compared to cash used in 2008 of $11.7 million. The use of cash in 2009 was primarily due to net loss incurred during the year of $30.3 million offset by certain non-cash expenses included in the net loss, including the goodwill impairment charge. Cash provided by investing activities during 2009 was from the sale of one of its buildings during the year, partially offset by purchases of property and equipment for our various animal hospitals. Cash provided from financing activities was principally from the $6.5 million of net proceeds received from the issuance of the Senior Notes in the first quarter of 2009.
Cash used in operations for 2008 was $11.7 million compared to cash used in 2007 of $2.6 million. The use of cash in 2008 was primarily due to the pay down of approximately $10.0 million of working capital deficit of PVGI on the date of the Merger. Cash used in investing activities during 2008 was principally for the acquisition of Valley Animal Medical Center on July 1, 2008 and for purchases of property and equipment for our various animal hospitals. Cash provided from financing activities was principally from the $36.4 million of net proceeds from the IPO that were received as a result of the merger with PVGI, which was partially offset by the $16.2 million payoff of the Fifth Street loans.
We had a working capital deficit of $4.4 million at December 31, 2009 as compared to working capital deficit of $7.2 million at December 31, 2008. The December 31, 2009 working capital deficit was favorably impacted by the $6.5 million of net proceeds received from the issuance of the Senior Notes.
Results of Our Operations
Fiscal year 2009 compared to fiscal year 2008
(in millions, except percentages)
Revenue

	For The Years Ended
	December 31,
	2009	2008	%Change
Revenue	$63.9	$68.3	(6.4%)
Revenues decreased $4.3 million, or 6.4%, in 2009 as compared to 2008 primarily resulting from decreased volumes as a result of the economic environment of the U.S. and especially California, where all of our hospitals are located, partially offset by the acquisition revenues of Valley Animal Medical Center, which was not acquired until the beginning of the third quarter of 2008.

Direct Costs
Continuing Operations:

	For The Years Ended
	December 31,
	2009	2008	%Change
Total direct costs	$58.1	$64.5	(9.9%)

Gross Margin as a percentage of total net revenue from continuing operations	9.1%	5.5%
Direct costs decreased $6.4 million, or 9.9%, in 2009 as compared to 2008. The decrease in direct costs was partially due to a $1.3 million reduction in cost of goods sold for the twelve months ended December 31, 2009 compared to the same time period one year ago due to lower revenue volumes and the continued improvement with centralization of purchasing of inventory items. Further decreasing direct costs was a $3.6 million decrease in veterinary and staff payroll in 2009 versus 2008 due to lower compensation paid to veterinarians as a result of lower revenues, improvements in adjusting staff levels to be in line with lower revenues, and the elimination of certain cost redundancies from three hospital consolidations that took place during 2008.
Selling, General and Administrative (“SG&A”)

	For The Years Ended
	December 31,
	2009	2008	%Change
Selling, general and administrative	$31.1	$19.0	63.4%

As a percentage of total net revenue from continuing operations	48.6%	27.9%
The increase in SG&A of $12.1 million, or 63.4%, in 2009 as compared to 2008 was a result of the $22.5 million impairment charge to goodwill recorded in the fourth quarter of 2009, offset by several factors. First, the impairment charge taken in 2008 related to goodwill and intangible assets at two of its hospital locations totaled $4.6 million. Additionally, in 2008, the Company recorded approximately $0.3 million more of an impairment charge on its Assets Held for Sale than in 2009 when it recorded a smaller impairment amount at the time of sale of the building.
Additionally, in 2008, the Company was relocating its headquarters from California to Tennessee, which required the hiring of a new corporate team in Tennessee. For a period of time in 2008, the Company incurred certain duplicative staff and occupancy costs and experienced higher than normal travel, relocation, and recruiting expenditures. Additionally, in 2008, the Company executed certain corporate staff reductions and paid severance costs, which were also not incurred in 2009. Since these 2008 transition and staff reduction costs were not incurred in 2009, there was a direct reduction in payroll, travel, relocation/recruiting, and occupancy related costs for the twelve months ended December 31, 2009 of $2.0 million, $0.5 million, $0.4 million, and $0.2 million, respectively.

Further offsetting the increase in SG&A in 2009 as compared to 2008 were reductions in stock compensation expense and professional fees. Stock compensation expense was down $1.1 million in 2009 primarily from the majority of the option grants granted to certain executives and Board of Directors members in the first quarter of 2008 having completed their vesting in that year. The number of stock option granted in 2009 was significantly lower than grants in 2008 when the Company first became publicly traded. Professional fees, decreased $0.9 million from 2008 due to the decreased utilization of third party costs to assist with SEC filings and Sarbanes-Oxley requirements, as well as discontinuing the use of contract labor at its former headquarters location after the relocation to Tennessee.
Interest income

	For The Years Ended
	December 31,
	2009	2008	%Change
Interest income	$0.0	$0.3	(96.5%)

As a percentage of total net revenues from continuing operations	0.0%	0.5%
The decrease in interest income for the twelve months ended December 31, 2009 as compared to the same time periods in the prior year was a result of having more cash on deposit at a banking institution for the majority of the prior year time period primarily due to the $36.4 million in net proceeds received from the merger with PVGI on January 4, 2008.
Interest Expense

	For The Years Ended
	December 31,
	2009	2008	%Change
Interest expense	$5.8	$4.6	27.1%

As a percentage of total net revenues from continuing operations	9.0%	6.7%
Interest expense increased by $1.2 million, or 27.1%, in 2009 compared to 2008; however, the majority of interest expense incurred in the two comparative periods was unrelated to one another. In 2008, the Company had recorded certain one-time charges to interest expense related to the payoff of its Fifth Street loans in June 2008, including a $1.4 million charge to eliminate the debt discounts associated with those loans, a $0.2 million charge related to the write-off of the debt amendment costs incurred in February 2008, and a $0.2 million prepayment penalty that had been incurred. Additionally, interest expense incurred on the principal of the Fifth Street loans in the twelve months ended December 31, 2008 was approximately $1.2 million. In 2009, interest expense was incurred primarily from the issuance of the Senior Notes in the first quarter of 2009. Interest expense incurred on the principal of the notes, interest expense from the loan value accretion, and interest expense from the amortization of certain debt discounts associated with the notes was $0.7 million, $2.7 million, and $1.0 million, respectively, for the twelve months ended December 31, 2009. Additionally, for the twelve months ended December 31, 2009, the Company recorded a one-time charge to interest expense of $0.3 million related to the amendment of the Huntington Promissory Note.

Fiscal year 2008 compared to fiscal year 2007
(in millions, except percentages)
Revenue
Continuing Operations:

	For The Years Ended
	December 31,
	2008	2007	%Change
Revenue	$68.3	$60.3	13.3%
Revenues increased $8.0 million, or 13.3%, during 2008 as compared to 2007. The revenue increase was due to having twelve months of revenue in 2008 from the five veterinary hospitals acquired in the first quarter of 2007 as well as six months of results from Valley Animal Medical Center, which was acquired in July 2008, as summarized below:

	Comparative Analysis
	2008	2007	%Change
Same-store revenue (1)	$37.5	$37.5	(0.2)%
Net acquired revenue (2)	30.8	22.8	35.5%

Total	$68.3	$60.3	13.3%

(1)	Same-store revenue was calculated using animal hospital operating results for the animal hospitals that we owned as of January 1, 2007.

(2)	Net acquired revenue represents the revenue from those five animal hospitals acquired after January 1, 2007. Fluctuations in net acquired revenue occurred due to the volume, size and timing of acquisitions.
Same-store revenues remained fairly consistent year over year, with a slight decrease in overall foot traffic to our clinics; however, revenue per invoice slightly increased, which partially offset the decrease in foot traffic.
Discontinued Operations:

	For The Years Ended
	December 31,
	2008	2007	%Change
Revenue	$1.3	$2.2	(42.0)%
Revenues decreased $0.9 million, or 42.0%, during 2008 as compared to 2007. The revenue decrease was primarily due to a loss of key veterinarians coupled with increased competition in the area of South Bay. Management made the decision to close South Bay in the fourth quarter of 2008. See Note 16 in the notes to the consolidated financial statements for further discussion on South Bay.

Direct Costs
Continuing Operations:

	For The Years Ended
	December 31,
	2008	2007	%Change
Total direct costs	$64.5	$56.5	14.3%

Gross Margin as a percentage of total net revenue from continuing operations	5.5%	6.4%
Direct costs increased $8.1 million, or 14.3%, in 2008 as compared to 2007 primarily due to the Company having a full twelve months of direct costs incurred in 2008 related to the 5 acquisitions that were made in the first quarter of 2007 and to the acquisition of Valley Animal Medical Center, which was purchased in July 2008.
Same store direct costs decreased $0.8 million year over year partially as a result of the Company centralizing its purchasing of medical and pet supplies during 2008, which allowed the Company to begin realizing advantageous pricing from economies of scale. Further decreasing same-store direct costs was a decrease in hospital staff costs as the Company merged six of its existing animal hospitals into three locations, which allowed the Company to avoid certain duplicative costs within hospitals in similar geographic regions.
Discontinued Operations:

	For The Years Ended
	December 31,
	2008	2007	%Change
Total direct costs	$1.9	$2.6	(29.2)%

Gross Margin as a percentage of net revenue from discontinued operations	(43.4)%	(17.7)%
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
Selling, General and Administrative

	For The Years Ended
	December 31,
	2008	2007	%Change
Selling, general and administrative	$19.0	$12.7	50.1%

As a percentage of total net revenue from continuing operations	27.9%	21.0%
The increase in selling, general and administrative of $6.4 million or 50.1% for 2008 over 2007, was largely due to the $4.6 million one-time impairment charge recorded for goodwill and intangibles at two of our hospitals. Further increasing our expenses were duplicative staff costs incurred during the first quarter of 2008 as the Company moved its headquarters to Tennessee from California, the build-out of the Company’s infrastructure as a result of the Merger and our public company reporting responsibilities, the $0.5 million non-cash impairment charges taken in the third and fourth quarter of 2008 related to the Assets Held for Sale, and increased non-cash stock compensation expense, offset by the substantial decrease in professional fees that were largely incurred in 2007 in preparation for the Merger.
In 2007, the Company also had recorded a $3.7 million one-time impairment charge for the goodwill and intangibles assets at South Bay, which has been recorded in the loss from discontinued operations in the accompanying consolidated statement of operations.
Interest income

	For The Years Ended
	December 31,
	2008	2007	%Change
Interest income	$0.3	$0.1	192%

As a percentage of total net revenues from continuing operations	0.5%	0.2%
Interest income in 2008 was $0.3 million compared to $0.1 million in 2007, resulting from larger cash balances on hand at banking institutions in the first half of 2008 as a direct result of the $36.4 million in net proceeds received through the Merger in January 2008.
Interest Expense

	For The Years Ended
	December 31,
	2008	2007	%Change
Interest expense	$4.6	$3.8	18.4%

As a percentage of total net revenues from continuing operations	6.7%	6.4%
Interest expense increased by $0.7 million in 2008 compared to 2007, which was primarily attributable to one-time charges incurred in 2008 related to the Company paying off all loans with Fifth Street in June 2008, including a $1.4 million charge to interest expense to eliminate the debt discounts associated with the loans, a $0.2 million charge related to the write-off of the debt amendment costs incurred in February 2008, and a $0.2 million charge to interest expense resulting from a prepayment penalty that was incurred on the payoff of the $12 million Fifth Street loan. These costs were partially offset by lower interest expense in 2008 on the outstanding principal of the Fifth Street loans themselves due to the payoff in June 2008 as well as lower interest expense incurred on the convertible notes that were outstanding as of 2007, as approximately $8.3 million of the outstanding notes were converted to common stock in conjunction with the Merger.
Restatement of three and nine months ended September 30, 2009

	For The Three Months Ended			For The Twelve Months Ended
	December 31,			December 31,
			%			%
	2009	2008	Change	2009	2008	Change
Gain on Change in Fair Value of Warrant Liabilities	$4.2	$—	—%	$0.8	$—	—%

As a percentage of total net revenue	28.4%	—%		1.2%	—%
The gain on change in fair value of warrant liabilities of $4.2 million for the three months ended December 31, 2009 was primarily a result of the Company’s stock price decreasing from $0.58 on September 30, 2009 to $0.28 on December 31, 2009, offset by a $0.5 million loss related to the mark-to-market adjustment from August 31, 2009 to September 30, 2009 as a result of the Company’s restatement discussed in further detail below and in Note 21. The gain on change in fair value of warrant liabilities of $0.8 million for the twelve months ended December 31, 2009 was primarily driven by the decrease in the Company’s stock price from January 1, 2009 to December 31, 2009, in which it decreased from $0.36 to $0.28.
The Company began treating certain of its convertible debt and common stock warrants as derivative liabilities beginning on January 1, 2009 as a result of new accounting guidance issued by the FASB in determining whether certain financial instruments are considered indexed to the Company’s stock. Upon the adoption of the new guidance, the Company determined that certain of its convertible debt and warrants, including the Financing Warrants issued in connection with the 12% Senior Notes, should be accounted as a derivative liability. As such, the Company established the fair value of those warrants that required derivative treatment as a liability on the consolidated balance sheet and has been modifying the fair value amount by recording mark-to-market adjustments through Gain on Change in Fair Value of Warrant Liabilities in the consolidated statement of operations every reporting period.
On August 31, 2009, the Company amended the anti-dilution provision of the Financing Warrants such that if the Company ever issued additional securities at a price below $0.10 (the exercise price of the Financing Warrants), the holders of the Financing Warrants would have their exercise price of the Financing Warrants lowered to that new price only if that price was also below the Company’s current stock price on the date the additional securities are issued. The Company originally believed that this modification allowed these warrants to be considered indexed to the Company’s stock; and therefore, modified its accounting for those Financing Warrants on August 31, 2009 by recording a mark-to-market adjustment for the warrants as of August 31, 2009 and then charging the remaining liability amount to additional paid-in-capital. The Company then did not make any fair value adjustments to the warrants from August 31, 2009 to September 30, 2009.

The Company subsequently discovered that the amendment to the Financing Warrants did not fully satisfy the FASB’s guidance on determining whether an instrument is indexed to an entity’s own stock, which was a requirement for the Company to discontinue its treatment of the Financing Warrants as derivative instruments. The Company has re-examined the accounting treatment in light of this discovery and now concludes that the more appropriate accounting treatment is to have not discontinued the derivative treatment of the Financing Warrants at September 30, 2009 and to continue treating them as derivatives going forward. As such, the Company has restated its financial statements related to the three and nine months ended September 30, 2009 to account for the Financing Warrants as derivative liabilities. The restated amounts include a reversal of the $6,900,000 charge we had originally recorded to additional paid-in-capital (in stockholders’ equity) relating to the outstanding warrant liability for the Financing Warrants and reclassified that amount back to warrant liabilities (in long-term liabilities) as well as we recorded the mark-to-mark adjustment of the liability from August 31, 2009 (the date of our last adjustment prior to changing our accounting) and September 30, 2009, which was $450,000 and has been recorded to gain in change in fair value of warrant liabilities in the accompanying consolidated statement of operations. See Note 21 for further information relating to the restatement. The Financing Warrants will continue to be treated as derivative liabilities in future reporting periods.
The following table sets forth unaudited balance sheet at September 30, 2009 and statement of operations data for the three and nine months ended September 30, 2009. The quarter ended September 30, 2009 has been restated with comparisons to the results as previously reported.

	As Reported	As Restated
	September 30,	September 30,
	2009	2009
	(unaudited)	(unaudited)

Current assets	5,973	5,973
Long-term assets	62,504	62,504

Total assets	68,477	68,477

Current liabilities	9,975	9,975
Long-term liabilities	12,637	19,987

Total liabilities	22,612	29,962

Stockholders’ equity	45,865	38,515

Total liabilities and stockholders’ equity	68,477	68,477

	As Reported		As Restated
	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	15,734	49,158	15,734	49,158
Direct Costs	14,488	44,375	14,488	44,375

Hospital Contribution	1,246	4,783	1,246	4,783
Selling, general, and administrative expenses	1,644	6,204	1,644	6,204

Loss from operations	(398)	(1,421)	(398)	(1,421)
Gain/(Loss) on change in fair value of warrant liabilities	144	(3,449)	(306)	(3,899)
Interest expense, net	(1,532)	(4,315)	(1,532)	(4,315)

Loss before provision for income taxes	(1,786)	(9,185)	(2,236)	(9,635)
Tax provision	23	28	23	28

Net Loss	(1,809)	(9,213)	(2,259)	(9,663)

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
Cash used in operating activities was $2.2 million, $11.7 million, and $2.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Cash used in operating activities during 2009 of $2.2 million was largely driven by the $30.3 million net loss incurred during 2009 and reduction of $2.8 million in accounts payable and accrued liabilities, offset by non-cash expenses incurred during the year in the amount of $22.5 million, $2.9 million, and $4.1 million for impairment change to goodwill, depreciation and amortization, and amortization of debt discounts, respectively. Further offsetting the net loss and reduction in current liabilities was the $0.9 million of interest expense that was accrued back to the principal of their respective loans.
Cash used in operating activities during 2008 of $11.7 million was impacted by a $19.4 million net loss from continuing operations and a $4.7 million decrease in accounts payable as the Company used a portion of the proceeds received from the Merger with PVGI to pay off its working capital deficit buildup from the prior year. Offsetting these amounts were non-cash expenses of $2.5 million for depreciation and amortization, $1.9 million of amortization from debt discounts associated primarily with the Fifth Street loans that were paid off in June 2008, and $1.6 million for share-based compensation expense, as well as a $1.2 million increase in accrued payroll and other expenses due to higher wages and workers compensation liabilities at the end of 2008 as compared to the end of 2009.
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
Cash Flows from Investing Activities
Cash provided by investing activities in 2009 was $0.4 million, while cash used in investing activities in 2008 and 2007 was $5.5 million and $24.5 million, respectively.
Cash provided by investing activities in 2009 of $0.4 million was a result of the $0.8 million net proceeds received from selling one of its buildings, offset by $0.4 million of property and equipment purchased at various hospital locations during the year.
Cash used in investing activities in 2008 of $5.5 million was mainly due to the $3.0 million used for the acquisition of Valley Animal Medical Center in July 2008 as well as $2.1 million spent on capital expenditures at the various animal hospitals.
Cash used in investing activities for 2007 was attributable to the acquisition of five veterinary hospitals for $14.3 million plus $2.5 million for South Bay, payments of $3.9 million related to prior year acquisitions, and the purchases of $5.0 million of property and equipment, including the purchase and installation of practice management systems at twenty-two of our hospitals. Offsetting this cash used in investing activities were the proceeds of $1.2 million from the sale of a building in December 2007.

Cash Flows from Financing Activities
Cash provided by financing activities was $2.7 million, $17.0 million, and $25.1 million in 2009, 2008 and 2007, respectively.
Cash provided by financing activities of $2.7 million in 2009 was primarily the result of the $6.5 million the Company raised from the issuance of the Senior Notes in the first quarter of 2009, offset by $3.4 million of recurring term loan and capital lease payments during the year.
Cash provided by financing activities in 2008 of $17.0 million was a result of the $36.4 million of net proceeds received in the Merger with PVGI, offset by $18.7 million of payments made on term loans, including $16.2 million used to prepay the Fifth Street loans in June 2008, as well as monthly capital lease payments.
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
Cash Flows from Discontinued Operations
Cash used in discontinued operations in 2008 was primarily due to a $0.5 million build-up in accounts payable at the end of the year offset by a $0.6 million net loss. In 2007, there was a small increase in cash driven by a $0.6 million increase in accounts payable and accrued liabilities as well as the non-cash charge of $3.7 million for the impairment of goodwill and intangible assets, which offset the $4.1 million net loss from discontinued operations for that year. There were no cash flows from discontinued operations in 2009.
Off-Balance Sheet Arrangements
As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K.
Debt Covenants
On March 30, 2009, the Company entered into the First Amendment (the “Amendment”) dated as of March 30, 2009 to the Huntington Promissory Note dated November 2, 2005. The First Amendment waives the Company’s future covenant requirements through the term of the Huntington Promissory Note. The Company does not have any other financial covenants with any of its other outstanding loans.
Other Metrics
The non-GAAP metric of adjusted earnings before interest, gain on change in fair value of warrant liabilities, income taxes, depreciation and amortization (“Adjusted EBITDA”) is an important performance measure for us and we believe that it is a useful metric to investors and management of the ability of our business to generate cash and to repay and incur additional debt. Computations of Adjusted EBITDA may differ from company to company. Therefore, Adjusted EBITDA should be used as a compliment to, and in conjunction with, our consolidated financial statements included elsewhere in this report. Adjusted EBITDA was unfavorably impacted in 2009 by the $22.5 million impairment charge to goodwill.
The following table presents a reconciliation of our computation of Adjusted EBITDA to Net Loss from Continuing Operations for the twelve months ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss from continuing operations	$(30,341)	$(19,448)	$(12,365)
Depreciation	1,863	1,318	932
Amortization	1,041	1,138	801
Gain on change in fair value of warrant liabilities	(750)	—	—
Interest expense, net	5,773	4,207	3,725
Provision/(benefit) for income taxes	36	(21)	44

Adjusted EBITDA	$(22,378)	$(12,806)	$(6,863)

Additionally, the Company also reviews the non-GAAP metric of hospital contribution before depreciation and amortization expense (“Hospital EBITDA”) as an ability of our hospitals being able to individually generate cash without the burden of corporate spending. Computations of Hospital EBITDA may differ from company to company. Therefore, Hospital EBITDA should be used as a compliment to, and in conjunction with, our consolidated financial statements included elsewhere in this report.
The following table presents a reconciliation of our computation of Hospital EBITDA for the twelve months ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Hospital contribution	$5,820	$3,774	$3,835
Depreciation at hospitals	1,038	1,149	943
Amortization at hospitals	1,041	1,135	799

Hospital EBITDA	$7,899	$6,058	$5,577

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

In accordance with the FASB’s guidance on goodwill and intangible assets, we have determined that we have one reporting unit, Animal Hospitals, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair market value of our reporting unit, and compare its estimated fair market value against its net book value to determine if our goodwill is impaired.
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
Subsequent to acquisition, we test our identifiable intangible assets for impairment as part of a broader test for impairment of long-lived assets under the FASB’s guidance on accounting for the impairment or disposal of long-lived assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
The recognition and measurement of an impairment loss under this accounting guidance also involves a two-step process:
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
Impairment of Goodwill and Other Intangible Assets
During the fourth quarter of 2009, in conjunction with our annual impairment test of goodwill, we recorded a goodwill impairment charge of $22.5 million. The factors that caused us to record the impairment were primarily the decreased revenues sustained in 2009 from the decline in the U.S. economy coupled with the increased amount of debt incurred by the Company. The fair market valuation of the reporting units was based on an income and market approach.
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
Accounting for Stock Options
Prior to January 1, 2006, we accounted for our share-based payments to our employees and directors (hereafter referred to collectively as “employees”) under the intrinsic value method. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. Accordingly, we recognized no share-based compensation expense in periods prior to January 1, 2006.
Effective January 1, 2006, we adopted the FASB’s most recent guidance on share-based compensation, which required us to measure the cost of share-based payments granted to our employees, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted this guidance using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.
This guidance also requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Prior to the adoption of this guidance, we did not recognize any income tax benefits resulting from the exercise of stock options.
Accounting for Income Taxes
We are required to estimate our federal income taxes as well as income taxes in each state in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income taxes takes into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of December 31, 2009, management determined the valuation allowance to be approximately $17.3 million based upon uncertainties related to our ability to recover certain deferred tax assets. These deferred tax assets are primarily related to net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. Future results may vary from these estimates, and at this time, it cannot be determined if we will need to establish an additional valuation allowance and if so, whether it would have a material impact on our financial statements.
Recent Accounting Pronouncements

Adopted
On January 1, 2009, Pet DRx adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets, had no impact on the Company’s consolidated financial statements.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the balance sheet within equity separate from the parent’s equity; separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on the Company’s consolidated financial statements as the Company does not have any noncontrolling interest in any of its subsidiaries.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these changes did not have an impact on the Company’s consolidated financial statements as the Company is not involved in any hedging activities.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including the business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and the liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes did not have an impact to the Company’s consolidated financial statements as the Company has not completed any acquisitions in 2009.
On January 1, 2009, Pet DRx adopted changes issued by the FASB on accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquire assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of these changes had no impact to the Company’s consolidated financial statements as the Company has not made any acquisitions in 2009.
On January 1, 2009, Pet DRx adopted changes issued by the FASB on derivative accounting, specifically in identifying whether an instrument or embedded feature is indexed to an entity’s own stock. Prior to the change, the FASB specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The change now provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus some instruments or embedded features that weren’t originally considered derivatives may now be considered derivatives. See Note 18 for further information.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset in a business combination. The adoption of these changes had no impact on the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact to the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted additional changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurement, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact to the Company’s consolidated financial statements.
On September 30, 2009 Pet DRx adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of the financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact to the Company’s consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.
Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Pet DRx Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Pet DRx Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of Pet DRx Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pet DRx Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
As discussed in Note 18 to the consolidated financial statements, the Company has adopted the provisions of ASC 815-40-15, “Evaluating Whether an Instrument Involving a Contingency Is Considered Indexed to an Entity’s Own Stock” on January 1, 2009.
/s/ SingerLewak LLP
SingerLewak LLP
Irvine, CA
March 31, 2010

PET DRx CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,650	$1,723
Trade accounts receivable, net	385	369
Inventory	901	1,154
Prepaid expenses and other	1,155	1,719
Assets held for sale	—	900
Due from related parties	—	32
Assets of discontinued operations	—	1

Total current assets	5,091	5,898

Property and equipment, net	6,306	7,422
Other assets:
Goodwill	26,525	49,373
Other intangible assets, net	5,663	6,704
Restricted cash	425	500
Other	290	447

Total assets	$44,300	$70,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations, net of debt discount	$2,853	$3,718
Accounts payable	1,583	2,394
Accrued payroll and other expenses	4,740	6,551
Due to a related party	—	96
Obligations under capital leases, current portion	320	312
Deferred rent, current portion	9	—
Liabilities of discontinued operations	—	55

Total current liabilities	9,505	13,126

Long-term liabilities:
Convertible debt, less current portion, net of debt discount	11,257	4,949
Term notes, less current portion	1,726	3,687
Warrant liabilities	2,914	—
Obligations under capital leases, less current portion	369	361
Deferred rent, less current portion	549	355
Other	—	83

Total long term liabilities	16,815	9,435

Total liabilities	26,320	22,561

Stockholders’ equity:
Common stock, par value $0.0001, 90,000,000 shares authorized, 23,714,460 and 23,660,460 shares outstanding as of December 31, 2009 and 2008, respectively, net of 1,361,574 treasury shares at December 31, 2009 and 2008, respectively	2	2
Additional paid-in-capital	86,345	87,686
Accumulated deficit	(68,367)	(39,905)

Total stockholders’ equity	17,980	47,783

Total liabilities and stockholders’ equity	$44,300	$70,344

See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenue	$63,947	$68,295	$60,287

Direct costs	58,127	64,521	56,452

Hospital contribution	5,820	3,774	3,835

Selling, general and administrative expense before impairment charges	8,537	13,965	12,680
Impairment of goodwill and intangibles	22,506	4,580	—
Impairment of Assets Held for Sale	59	491	—

Selling, general and administrative expenses	31,102	19,036	12,680

Loss from operations	(25,282)	(15,262)	(8,845)

Other income (expense):
Gain on change in fair value of warrant liabilities	750	—	—
Interest income	12	344	118
Interest expense	(5,785)	(4,551)	(3,843)
Gain on sale of building	—	—	249

Loss before provision (benefit) for income taxes	(30,305)	(19,469)	(12,321)

Provision (benefit) for income taxes	36	(21)	44

Loss from continuing operations	(30,341)	(19,448)	(12,365)
Loss from discontinued operations, net of tax	—	(565)	(4,066)
Loss on disposition of discontinued operations, net of tax	—	(8)	—

Loss from discontinued operations, net of tax	—	(573)	(4,066)

Net loss	$(30,341)	$(20,021)	$(16,431)

Basic and diluted loss per common share
Loss from continuing operations	$(1.28)	$(0.83)	$(3.00)
Loss from discontinued operations	$(0.00)	$(0.02)	$(0.98)

Net loss per share	$(1.28)	$(0.85)	$(3.98)

Shares used for computing basic and diluted loss per share	23,675	23,433	4,124

See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except number of shares)

	Preferred		Preferred
	Stock A		Stock B		Common Stock
							Additional
							Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance as of December 31, 2006	7,652,175	$1	—	$—	3,560,864	$—	$24,747	$(3,453)	$21,295

Sale of Preferred B for cash, net	—	—	25,391	—	—	—	13,644	—	13,644
Repurchase of common stock	—	—	—	—	(4,819)	—	(25)	—	(25)
Exercise of warrants	—	—	1,270	—	—	—	—	—	—
Common stock issued upon debt conversion	—	—	—	—	691,587	1	1,495	—	1,496
Warrants issued as debt discount	—	—	—	—	—	—	1,371	—	1,371
Stock compensation expense	—	—	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	—	—	(16,431)	(16,431)

Balance as of December 31, 2007	7,652,175	$1	26,661	$—	4,247,632	$1	$41,402	$(19,884)	$21,520

Net proceeds from IPO received as a result of merger with PVGI	—	—	—	—	—	—	36,355	—	36,355
Conversion of Preferred A and B stock to common stock	(7,652,175)	$(1)	(26,661)	—	10,318,275	1	—	—	—
Pet DRx shares assumed in Merger	—	—	—	—	8,750,000	—	—	—	—
Exercise of warrants	—	—	—	—	57,806	—	—	—	—
Common stock issued upon debt conversion	—	—	—	—	1,327,024	—	8,305	—	8,305
Inducement shares issued in Merger with PVGI	—	—	—	—	321,297	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	1,624	—	1,624
Shares retained in Treasury	—	—	—	—	(1,361,574)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(20,021)	(20,021)

Balance as of December 31, 2008	—	—	—	—	23,660,460	$2	$87,686	$(39,905)	$47,783

Issuance of stock as payment of earn-out note	—	—	—	—	30,000	—	16	—	16

	Preferred		Preferred
	Stock A		Stock B		Common Stock
							Additional
							Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Reclassification of warrants from equity to liabilities	—	—	—	—	—	—	(5,543)	—	(5,543)
Issuance of warrants	—	—	—	—	—	—	3,646	—	3,646
Exercise of stock options	—	—	—	—	24,000	—	5	—	5
Cumulative adjustment to beginning retained earnings for warrant liability	—	—	—	—	—	—	—	1,879	1,879
Stock compensation expense	—	—	—	—	—	—	535	—	535
Net loss	—	—	—	—	—	—	—	(30,341)	(30,341)

Balance as of December 31, 2009	—	—	—	—	23,714,460	$2	$86,345	($68,367)	$17,980

See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows used in operating activities:
Net loss	$(30,341)	$(20,021)	$(16,431)
Loss from discontinued operations, net of tax (includes impairment of goodwill and intangibles of $3,670 in 2007)	—	573	4,066

Loss from continuing operations	(30,341)	(19,448)	(12,365)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,904	2,456	1,733
Amortization of debt discount	4,050	1,903	627
Gain on change in fair value of warrant liabilities	(750)	—	—
Impairment of fixed assets	—	219	—
Paid-in-kind interest	881	—	—
Impairment of Assets Held for Sale	61	491	—
Impairment of goodwill and intangibles	22,506	4,580	—
Amortization of debt amendment costs	—	182	—
Share-based compensation	535	1,624	415
Gain on sale of building	—	—	(249)
Deferred rent	203	212	(113)
Other	31	85	(602)

Changes in operating assets and liabilities:
Accounts receivable	(16)	(203)	268
Inventory	253	212	397
Prepaid expenses and other	254	(369)	(786)
Accounts payable	(866)	(4,734)	5,176
Accrued payroll and other expenses	(1,905)	1,231	3,147
Income taxes	—	(168)	(328)
Other	3	(18)	123

Net cash used in continuing operations	(2,197)	(11,745)	(2,557)
Net cash provided by discontinued operations	—	26	55

Net cash used in operating activities	(2,197)	(11,719)	(2,502)

Cash flows provided by (used in) investing activities:
Property and equipment additions	(416)	(2,128)	(5,004)
Business acquisitions, net of cash received (including $2,450 for the acquisition of South Bay in 2007)	—	(3,003)	(16,832)
Proceeds from sale of buildings	841	—	1,244
Payments made related to prior year acquisition	—	(356)	(3,940)

Net cash provided by (used in) continuing operations	425	(5,487)	(24,532)

	Year ended December 31,
	2009	2008	2007
Net cash used in discontinued operations	—	(26)	(32)

Net cash provided by (used in) investing activities	425	(5,513)	(24,564)

Cash flow provided by financing activities:
Proceeds from term loan with preferred stock warrants	—	—	14,935
Proceeds from Series B preferred stock, net of expenses paid in cash	—	—	13,641
Repurchases of preferred stock and common stock warrants	—	—	(25)
Net proceeds from IPO received as a result of merger with PVGI	—	36,355	—
Proceeds from issuance of Senior Notes	6,500	—	—
Deferral of legal settlement to term note	21	—	—
Deferral of debt waiver fees	(100)	(182)	—
Capitalized debt issuance costs	(307)	—	—
Deferred financing costs	—	(132)	—
Proceeds from stock option exercise	5	—	—
Payments on notes payable	(3,091)	(18,151)	(3,063)
Payments on capital lease obligations	(329)	(503)	(374)
Payments made as collateral on accounts	—	(425)	—

Net cash provided by continuing operations	2,699	16,962	25,114
Net cash used in discontinued operations	—	(12)	(11)

Net cash provided by financing activities	2,699	16,950	25,103

Increase (decrease) in cash and cash equivalents	927	(282)	(1,963)
Consolidated cash and cash equivalents at beginning of period	1,723	2,005	3,968

Consolidated cash and cash equivalents at end of period	$2,650	$1,723	$2,005

Cash and cash equivalents of continuing operations	$2,650	$1,723	$1,993
Cash and cash equivalents of discontinued operations	$—	$—	$12

Supplemental disclosures:

Cash paid during the period for:
Income taxes	$20	$18	$97

Interest	$689	$3,533	$2,510

Schedule of non-cash investing and financing activities:

Detail of acquisitions:
Fair value of assets acquired	$—	$5,728	$30,659
Cash paid for acquisitions and related direct costs	—	(3,003)	(14,382)
Cash paid for acquisition of discontinued operations	—	—	(2,450)

Obligations to sellers of acquired hospitals, notes payable and assumed liabilities	$—	$2,725	$13,827

Building acquired:

	Year ended December 31,
	2009	2008	2007
Purchase price	$—	$—	$930
Cash paid	—	—	(430)

Mortgage held by seller	$—	$—	$500

Deferred costs and accrued liabilities associated with merger of PVGI recorded to additional paid-in-capital on January 4, 2008 (Date of Merger)	$—	$700	$—

Retirement of debt to offset related party receivable	$141	$16	$—

Acquisition of equipment from capital lease	$341	$—	$—

Conversion of Series A and Series B preferred stock to common stock	$—	$1	$—

Common stock issued as payment of earn-out note	$16	$—	$—

Common stock issued upon conversion of debt	$—	$8,305	$1,495

See Notes to Consolidated Financial Statements

PET DRx CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
At December 31, 2009, we owned and operated 23 animal hospitals in 5 regions of the state of California. Our headquarters are located in Brentwood, Tennessee. The 23 hospitals are wholly-owned subsidiaries, which operate either in the name of the subsidiary or, in certain cases, under a fictitious name.
On January 4, 2008, the Company merged with Pet DRx Veterinary Group, Inc. (“PVGI”) (formally known as XLNT Veterinary Care, Inc.) pursuant to the Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 (the “Merger Agreement”). See Note 5 for further information related to the Merger. The Company’s fiscal year end is December 31. The presentation of Pet DRx and its subsidiaries in these consolidated statements is for the years ended December 31, 2009, 2008, and 2007.
2. Summary of Significant Accounting Policies
     a. Basis of Presentation
Our consolidated financial statements include the accounts of Pet DRx and all wholly-owned subsidiaries. We have eliminated all intercompany transactions and balances. Certain prior year amounts have been reclassified to conform to current-year presentation.
Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 16 for more information on discontinued operations).
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
Depreciation is recognized on the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	Lesser of lease term or asset life
Furniture and equipment	5 to 7 years
Computer equipment	3 to 7 years
Equipment held under capital leases	Lesser of lease term or 5 to 10 years
     f. Income Taxes
In accordance with the FASB guidance for accounting for income taxes, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we have a valuation allowance to reduce our deferred tax assets for the portion we believe may not be realized. Changes in tax rates or other statutory provisions are recognized in the period the changes occur.
Effective January 1, 2007, we adopted changes issued by the FASB for measuring and recognizing tax benefits associated with uncertain tax provisions.
     g. Deferred Financing Costs
Deferred financing costs are amortized under the effective interest method over the life of the related debt.
     h. Convertible Debt
Convertible debt is accounted for under the guidelines established by the FASB when warrants are issued in connection with the debt, there are beneficial conversion features associated with the debt, or there are income tax consequences from issuing convertible debt with beneficial conversion debt. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction of the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Modified Black-Scholes-Merton option-pricing model, using the same assumptions used for valuing employee share-based compensation, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issuance, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.
     i. Derivative Financial Instruments
The Company issues financial instruments in the form of stock options, stock warrants, and debt conversion features of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since inception. The Company uses the guidance of and has adopted the disclosure requirements of the FASB, including guidance to determine whether the derivative instrument is indexed to, or potentially settled in, a company’s own stock. Freestanding derivative contracts where settlement is required by physical share settlement or in a net share settlement; or where the company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as debt. Beginning January 1, 2009, the Company adopted new guidance regarding derivative treatment for a certain number of our warrants and BCFs. See Note 4 and 18 for more information.
     j. Business Segments
The FASB’s guidance regarding disclosures about segments of an enterprise requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The FASB allows aggregation of business units of an enterprise that have similar economic characteristics. The Company’s animal hospitals have similar services, have similar types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has aggregated its operating segments into one reportable segment: Animal Hospitals.
     k. Share-Based Compensation
Prior to January 1, 2006, we accounted for our share-based payments to our employees and directors (hereafter referred to collectively as “employees”) under the intrinsic value method. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. Accordingly, we recognized no share-based compensation expense in periods prior to January 1, 2006.
Effective January 1, 2006, we adopted the FASB’s most recent guidance on share-based compensation, which required us to measure the cost of share-based payments granted to our employees, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted this guidance using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.
This guidance also requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Prior to the adoption of this guidance, we did not recognize any income tax benefits resulting from the exercise of stock options.
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
Accounts Receivable Allowances — The Company records an allowance for estimated uncollectible accounts for anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. Trade accounts receivable are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts was $0.2 million and $0.3 million at December 31, 2009 and 2008, respectively.
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
In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset. In 2008, the Company recorded a $0.5 million impairment on its Assets Held for Sale. See Note 8 for further information. Additionally, in the fourth quarters of 2009, 2008 and 2007, the Company recorded impairment charges related to certain long-lived assets. See discussion below in “Goodwill and Indefinite-Lived Intangible Assets.”
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
During the fourth quarter of 2009, in conjunction with our annual impairment test of goodwill, we recorded a goodwill impairment charge of $22.5 million. The factors that caused us to record the impairment were primarily the decreased revenues sustained in 2009 from the decline in the U.S. economy coupled with the increased amount of debt incurred by the Company. The fair market valuation of the reporting units was based on an income and market approach.
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
During the fourth quarter of 2007, we recorded a goodwill impairment of $2.9 million and an impairment of $0.8 million of certain long-lived assets at one of our animal hospitals, South Bay Veterinary Specialists, Inc (“South Bay”). The factors that caused us to record the impairments were the loss of key veterinarians coupled with increasing competition in the area of that hospital; both substantially driving down the existing customer base, which eventually led management to the decision to close the South Bay facility in the fourth quarter of 2008. See Note 16 for further information. The fair market valuation of the reporting units was based on an income and market approach.
Accrued Expenses —We make estimates and judgments in establishing accruals as required under GAAP.
4. New Accounting Pronouncements
Adopted
On January 1, 2009, Pet DRx adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets, had no impact on the Company’s consolidated financial statements.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the balance sheet within equity separate from the parent’s equity; separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on the Company’s consolidated financial statements as the Company does not have any noncontrolling interest in any of its subsidiaries.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these changes did not have an impact on the Company’s consolidated financial statements as the Company is not involved in any hedging activities.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including the business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and the liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes did not have an impact to the Company’s consolidated financial statements as the Company has not completed any acquisitions in 2009.
On January 1, 2009, Pet DRx adopted changes issued by the FASB on accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquire assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of these changes had no impact to the Company’s consolidated financial statements as the Company has not made any acquisitions in 2009.
On January 1, 2009, Pet DRx adopted changes issued by the FASB on derivative accounting, specifically in identifying whether an instrument or embedded feature is indexed to an entity’s own stock. Prior to the change, the FASB specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The change now provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus some instruments or embedded features that weren’t originally considered derivatives may now be considered derivatives. See Note 18 for further information.
On January 1, 2009, Pet DRx adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset in a business combination. The adoption of these changes had no impact on the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact to the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted additional changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurement, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s consolidated financial statements.
On June 30, 2009, Pet DRx adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact to the Company’s consolidated financial statements.
On September 30, 2009 Pet DRx adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of the financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or

Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact to the Company’s consolidated financial statements.
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
6. Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at December 31, 2009 was $26.5 million. During the twelve month period ended December 31, 2009, in addition to our goodwill impairment charge recorded in the fourth quarter, adjustments totaling $0.3 million were made to goodwill after a certain contingent liability that might have been assumed in the acquisition of Valley Animal Medical Center was determined to not be a liability of the Company.

Balance as of December 31, 2008	$49,373
Impairment to goodwill	(22,506)
Adjustments to Goodwill	(342)

Balance as of December 31, 2009	$26,525

In addition to goodwill, we have amortizable intangible assets at December 31, 2009 and 2008 as follows (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$684	$(478)	$206	$713	$(300)	$413
Non-contractual customer relationships	8,118	(2,661)	5,457	8,886	(2,009)	6,877
Impairment of assets	—	—	—	(797)	211	(586)

Total	$8,802	$(3,139)	$5,663	$8,802	$(2,098)	$6,704

Amortization expense related to intangible assets was approximately $1.0 million, $1.1 million, and $0.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.
The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of December 31, 2009 is as follows (in thousands):

2010	$985
2011	892
2012	789
2013	716
2014	657
Thereafter	1,624

Total	$5,663

7. Property and Equipment
Property and equipment at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Buildings	$2,787	$2,787
Leasehold improvements	1,047	935
Equipment	3,872	3,318

	2009	2008
Furniture and equipment	606	606
Computer equipment & software	2,357	2,307
Construction-in-progress	37	62

Total property and equipment	10,706	10,015

Less-accumulated depreciation and amortization	(4,400)	(2,593)

Total property and equipment, net	$6,306	$7,422

Depreciation expense, including from property under capital leases, for the twelve months ended December 31, 2009, 2008, and 2007 was $1.9 million, $1.3 million and $0.9 million, respectively.
See Note 20 for further information on our buildings.
8. Assets Held for Sale
Assets held for sale at December 31, 2008 consisted of one vacant building that was on the market to be sold. In the third quarter of 2008, the Company ceased depreciating the building and recorded a one-time impairment charge of approximately $0.5 million in order to state the building at the lower of depreciated cost or fair value less costs to sell. This charge was recorded as impairment of assets held for sale in the accompanying consolidated statement of operations.
On June 30, 2009, the Company sold the vacant building for $900,000 less certain closing costs and sales commissions of approximately $59,000, which have been recorded to selling, general, and administrative expenses in the accompanying consolidated statement of operations for the twelve months ended December 31, 2009.
9. Employee Benefit Plans
In August 2006, the Company adopted the Pet DRx Retirement Plan (the “Plan”) pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the Plan, eligible U.S. employees may voluntarily contribute up to 100% of their compensation into the Plan, subject to IRS imposed limits. To be eligible, an employee must be 21 years of age and have worked a minimum period of 90 days.
The Company elects, from time-to-time, to make discretionary matches to employees’ contributions. Any matching contributions vest over a period of 6 years. Under the Plan, the Company matched approximately $0.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, and have allocated such matching contributions between direct hospital costs and selling, general, and administrative expenses in the accompanying consolidated statement of operations.
10. Long-Term Obligations
Long-term obligations consisted of the following at December 31, 2009 and 2008 (in thousands):

		2009	2008
Convertible notes	Convertible notes payable, maturing from 2010 to 2014, secured by assets and stock of certain subsidiaries, various interest rates ranging from 7.0% to 12.5% (net of debt discounts of $3.5 million and $18 thousand at December 31, 2009 and 2008, respectively.)	$11,464	$5,049
Promissory notes	Notes payable, maturing from 2010 to 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 12.0%	4,100	6,686

		2009	2008
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 8.0%	272	619

	Total debt obligations	15,836	12,354

	Less-current portion (net of debt discount of $1.1 million)	(2,853)	(3,718)

	Long-term portion	$12,983	$8,636

The future payments under long-term obligations as of December 31, 2009 are as follows:

2010	$3,980
2011	4,159
2012	586
2013	19,282
2014	585

Total	$28,592

Certain convertible and promissory notes have a prepayment option at the note holders’ demand, for a portion or all of the outstanding balances after a certain amount of time has elapsed. As such, those amounts that can be called on demand by note holders as of December 31, 2009 have been classified as current maturities.
Convertible Notes
Since 2004, the Company has issued convertible notes as partial consideration for the acquisition of certain of its hospitals to the sellers. These notes mature from September 2010 to June 2014 with varying interest rates from 7.0% to 12.5% and quarterly interest-only payments. Beginning on January 1, 2009, in accordance with new guidance issued by the FASB on indentifying whether or not an instrument or embedded feature is indexed to an entity’s own stock, the Company reviewed the anti-dilution provisions and determined that i) the beneficial conversion feature of many of the convertible notes issued prior to 2009 should be accounted for as a derivative liability, but ii) there was no value assigned to the beneficial conversion features as the conversion rates were out of the money. Therefore, the change in accounting treatment of these beneficial conversion features had no impact to the Company’s consolidated financial statements.
On January 4, 2008, in conjunction with the Merger with PVGI, several of the convertible note holders converted approximately $8.3 million of their notes to 1,327,024 shares of common stock in accordance with their agreements. The debt discount related to one of the convertible notes of approximately $0.1 million was charged to interest expense in the consolidated statement of operations in the first quarter of 2008.
On July 1, 2008, in conjunction with the acquisition of Valley Animal, the Company entered into two Secured Convertible Notes with the sellers of the animal hospital. The principal amount of the notes are $1.0 million and $0.9 million and each have interest payments due quarterly at a rate of 8% and 7% per annum, respectively. All principal and unpaid accrued interest on the original notes are due on the maturity date of September 30, 2010. See Note 20 for further information. The notes contain certain conversion rights with respect to Pet DRx stock ranging from $5.50 to $6.50 per share, subject to other provisions. The Company also has certain optional conversion rights if the Company’s stock continues to be publically traded on NASDAQ and is trading at 150% of the conversion price for note holders. The notes also have certain anti-dilution provisions provided the Company issues new common stock at or less than $1.00 per share. During the second quarter ended June 30, 2009, the Company reduced the amount of the $0.9 million note by approximately $0.1 million to offset certain purchase price adjustments owed to the Company in accordance with the Stock Purchase Agreement dated July 1, 2008.
As of December 31, 2009, the convertible notes in total, less the Senior Notes discussed below, are convertible into 714,295 shares of common stock upon certain events with anti-dilution provisions.
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
The Senior Notes have a maturity date of January 21, 2013 and bear interest at 12% per annum, which is payable by increasing the principal amount of the Senior Notes semi-annually, which began on June 30, 2009. The Company accrued $0.2 million and $0.7 million of interest expense related to the Senior Notes during the three and twelve months ended December 31, 2009, respectively, and added this amount to the principal amount of the Senior Notes. The Senior Notes, including accrued interest, convert at a rate of $10 per share; however, if the Senior Notes are repaid either at maturity or before then, the outstanding principal, unpaid accrued interest, and a premium of 184% of the original principal amount is due. The premium was based on how many holders of the Company’s existing notes issued in connection with previous veterinary hospital acquisitions agreed to a note amendment providing for a payment moratorium if the Company fails to generate specified levels of cash flow from operations during any fiscal quarter in 2009. The holders of the Senior Notes issued in the private placement may require the Company to redeem the Senior Notes at the outstanding principal amount plus the applicable premium if there is a change of control as defined in the Senior Notes.
On December 31, 2009, the Senior Notes were amended such that the premium, in addition to the principal and accrued interest, is also convertible into stock at the $10 exercise price. Additionally, as long as 60% of the note holders agree to convert their Senior Notes into common stock, all of the Senior Notes will automatically be converted except for amounts held by Galen Partners and Camden Partners or their affiliates, which their consent is required for conversion of their Senior Notes to occur.
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
The Company calculated the fair value of the Financing Warrants issued using the Modified Black-Scholes-Merton option-pricing model and recorded the value of $3.6 million as a debt discount to the Senior Notes (See Notes 11 and 18 for further information on the valuation and recording of the warrants). Additionally, the Company also recorded approximately $930,000 of fees and expenses, including $132,000 that were incurred during 2008, related to the sale of the Senior Notes, as a debt discount as well. The Company is amortizing these amounts over the life of the Senior Notes. The Company amortized approximately $0.3 million and $1.0 million of the debt discounts to interest expense in the accompanying statement of operations during the three and twelve months ended December 31, 2009, respectively.

Additionally, the Company is accounting for the aforementioned 184% debt discount as a loan accretion, by which the Company is charging the accretion to interest expense, which amounts to approximately $12.0 million, over the life of the loan. The Company charged interest expense relating to the loan accretion in the amount of approximately $0.7 million and $2.7 million in the accompanying statement of operations during the three and twelve months ended December 31, 2009, respectively.
Promissory Notes
The Company, in conjunction with certain of its acquisitions, has issued non-convertible notes as partial consideration for the acquisition of certain of its hospitals. These notes mature from 2010 to March 2013 with various interest rates ranging from 6.5% to 12.0%. The notes are payable in equal monthly payments over periods ranging from three to five years.
During the first quarter of 2007, the Company issued $0.5 million of debt secured by the real estate properties acquired by the Company during the quarter. The mortgage notes have an 8% interest rate. The notes are payable in equal monthly payments and mature in 2013.
Amendment to Huntington Promissory Note
On March 30, 2009, PVGI, amended the terms of a Business Loan Agreement and Promissory Note, each dated November 2, 2005, relating to that certain $1.4 million loan from Huntington Capital, L.P. (the “Huntington Loan”) by entering into an Amended and Restated Business Loan Agreement and a Change in Terms Agreement (collectively, the “Amended and Restated Huntington Loan Agreement”). The Amended and Restated Huntington Loan Agreement waived the Company’s default of the prior covenants as of December 31, 2008 and through March 31, 2009. In addition, all future financial covenant requirements were removed through the term of the promissory note underlying the Huntington Loan (the “Huntington Promissory Note”).
Under the terms of the Amended and Restated Huntington Loan Agreement, PVGI made a $0.3 million principal payment on April 1, 2009 and is required to pay the remaining $1.1 million of principal over eighteen ratable monthly payments, which commenced on July 1, 2009 and will end on December 1, 2010. There was no change to the interest rate of the Huntington Promissory Note. Additionally, upon execution of the Amended and Restated Huntington Loan Agreement, PVGI paid a $100,000 restructuring fee and will be required to pay an additional restructuring fee of $150,000 on December 1, 2010. In addition to the restructuring payments, the Company issued to Huntington Capital warrants to purchase 250,000 shares of common stock at an exercise price of $0.10 per share and cancelled the 78,614 warrants then held by Huntington Capital that had an exercise price of $2.72 per share. See Notes 11 and 18 for further information regarding the warrants.
Under guidance of the FASB, in certain circumstances, amending a current loan of the Company should be accounted for as an extinguishment of the old loan and the issuance of a new loan. The Company, meeting the requirements of this guidance, has accounted for the Amended and Restated Huntington Loan Agreement in that manner. As such, the Company recorded a one-time charge to interest expense of $295,000 in the accompanying consolidated statement of operations in the first quarter of 2009 for the fair value of the warrants issued totaling $45,000, as well as the $250,000 aggregate restructuring fee charged by Huntington Capital to complete the Amendment. The remaining unpaid portion of the restructuring fee in the amount of $150,000 has been recorded as a short-term liability on the accompanying consolidated balance sheet.
Fifth Street loans
In March 2007, the Company entered into a term loan of $12.0 million with Fifth Street Mezzanine Partners II, L.P. (“Fifth Street”). In June 2007, the Company entered into a second term loan with Fifth Street for $3.0 million, which was increased to a total of $4.0 million in November 2007. In connection with closing each of these transactions, the Company issued to Fifth Street warrants to purchase an aggregate amount of 2,400 shares of Series B preferred PVGI stock at an exercise price of $0.10 per share. The debt discounts associated with these warrants were amortizing over the life of the loan. The Company received proceeds in the aggregate of approximately $14.2 million after costs associated with the debt financing. Fifth Street exercised a portion of their warrants in December 2007 and April 2008 (see Note 11 for further information).

Amendments to Credit Agreements for $12.0 million and $4.0 million term loans with Fifth Street
On February 19, 2008, Pet DRx entered into the First Amendment (the “First Amendment”) and the Second Amendment (the “Second Amendment”) (together the “Amendments”) to the Credit Agreement and Loan Documents dated as of March 29, 2007 and June 29, 2007, respectively, with Fifth Street. The Amendments, among other things, changed the interest rate on the term loans from 12.0% to 15.0%, beginning March 1, 2008. The additional 3% interest accrued and was added to the principal balance of the loans. The Amendments also modified the financial covenants and ratios required under the credit agreements and waived the Company’s default under the prior financial covenants and ratios for the fiscal quarter ended December 31, 2007 and the Company’s requirement for financial covenants and ratios for the fiscal quarter ending March 31, 2008. Upon execution of the Amendment, the Company paid Fifth Street a total of $156,381in restructuring fees which was deferred to Other Assets in the accompanying balance sheet.
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
Retirement of partial term loan to satisfy related party receivable
During 2009, in addition to the $0.1 million reduction to one of the convertible notes issued in conjunction with the acquisition of Valley Animal, we also reduced the value of one of our outstanding term loans by $30,000 in exchange as payment for a receivable owed from that party to the Company.
During the second quarter of 2008, the Company agreed to retire approximately $16,000 of a term loan owed to a related party in exchange as payment for a receivable owed from that party to the Company.
Earn-out Notes
The Company has approximately $0.3 million of earn-out promissory notes outstanding as partial consideration for the acquisition of certain of its hospitals. The notes all mature in 2010. All are payable monthly and have interest rates ranging from 0.0% to 8.0% per annum.
Compensating Balance Arrangements
The Company maintains $425,000 on deposit with a certain banking institution as collateral against one of its accounts.
11. Stockholders’ Equity
(All share and warrant amounts stated are after conversion to Pet DRx stock using the Merger Conversion Ratio)
Preferred Stock
As of December 31, 2009, the Company had 10,000,000 shares of preferred stock authorized of which none was outstanding at December 31, 2009.

In February 2007, PVGI issued 25,007 shares of Series B convertible preferred stock at prices of approximately $596 and $616 per share for cash proceeds of $13.6 million net of issuance costs of $1.5 million. Additionally, in November 2007, a certain former member of PVGI management purchased approximately 385 shares of Series B convertible preferred stock at a price of $616 per share for cash proceeds of $0.2 million. Also, in the fourth quarter of 2007, Fifth Street exercised 1,270 Preferred Stock Warrants into Series B preferred stock.
In conjunction with the Merger on January 4, 2008, each share of PVGI’s Series A convertible preferred stock was converted to one share of PVGI common stock and each share of PVGI’s Series B convertible preferred stock was converted to 100 shares of PVGI common stock
Preferred Stock Warrants
In March 2007, PVGI issued 1,388 warrants to purchase shares of its Series B convertible preferred stock as part of the $12.0 million term loan entered into with Fifth Street (see Note 10). A portion of the proceeds in the amount of $0.8 million were allocated to paid-in-capital for the fair value of the warrants, with the remaining balance becoming the discounted carrying value of the debt. PVGI valued the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model.
In June 2007, PVGI issued 347 warrants to purchase shares of its Series B convertible preferred stock as part of the $3.0 million term loan entered into with Fifth Street (see Note 10). A portion of the proceeds in the amount of $0.3 million were allocated to paid-in-capital for the fair value of the warrants, with the remaining balance becoming the discounted carrying value of the debt.
In November and December 2007, PVGI issued a total of 231 warrants to purchase shares of its Series B convertible preferred stock as part of the additional $1.0 million term loan entered into with Fifth Street (see Note 10). A portion of the proceeds in the amount of $0.1 million were allocated to paid-in capital for the fair value of the warrants, with the remaining balance becoming the discounted carrying value of the debt.
As mentioned previously, Fifth Street exercised 1,270 of its preferred stock warrants at $0.13 per share in December 2007.
In conjunction with the Merger on January 4, 2008, the remaining 69,621 outstanding Series B preferred stock warrants were converted to common stock warrants.
Common Stock
As of December 31, 2009, there were 90,000,000 shares of common stock of Pet DRx authorized, with 23,714,460 shares outstanding. Additionally, 1,361,574 shares of common stock are held as treasury shares.
In the first quarter of 2007, seven holders of $1.5 million of convertible notes converted their notes into an aggregate 691,587 shares of common stock. In April 2007, the Company repurchased 4,819 shares of common stock for $25,000.
In conjunction with the Merger on January 4, 2008, approximately $8.3 million of convertible notes were converted to 1,327,024 shares of common stock. Additionally, the Company issued 321,297 shares of common stock to certain investors who purchased shares of Echo common stock in privately negotiated transactions with various Echo stockholders who were stockholders of Echo as of the record date for Echo’s special meeting of stockholders and who had voted against the Merger and submitted their shares for conversion (the “Enforcement Shares”).
On April 7, 2008, Fifth Street exercised 57,825 of its warrants and was issued 57,806 shares of common stock in a cashless exchange.
In August 2009, the Company issued 30,000 shares of common stock to one of its veterinarians in connection with an agreed upon settlement regarding final payment of an earn-out note associated with the acquisition of one of our facilities. Additionally, in fourth quarter of 2009, a former member of the Board of Directors exercised 24,000 stock options into common stock.
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
In 2007, 62,065 of common stock warrants were issued to a financial services firm for consulting work performed for PVGI. See Note 15 for further information on these common stock warrants that were issued.
Between January 21, 2009 and March 27, 2009, the Company issued Financing Warrants to purchase 15,000,000 shares of common stock of the Company in conjunction with the issuance of the Senior Notes (See Note 10). A portion of the Senior Note sales proceeds, totaling $3.6 million, was allocated to warrant liabilities for the fair value of the Financing Warrants, with the remaining balance becoming the discounted carrying value of the debt (See Notes 10 and 18 for further information on the classification of these warrants). The following assumptions were used to determine the fair value of the Financing Warrants:

Expected volatility of peer group (1)	36.2% - 66.0%
Weighted- average volatility (1)	44.5%
Expected dividends	0.0%
Expected term (2)	4.0 years
Risk-free rate (3)	1.4% - 2.4%
On February 17, 2009, the Company issued warrants to purchase 70,986 shares of common stock to certain of its veterinarians. The fair value of the warrants, in the amount of approximately $13,000, was allocated to warrant liabilities and charged to interest expense in the accompanying consolidated statement of operations. The following assumptions were used to determine the fair value of those warrants:

Expected volatility of peer group (1)	36.2% - 66.0%
Weighted- average volatility (1)	46.4%
Expected dividends	0.0%
Expected term (2)	7.0 years
Risk-free rate (3)	2.1%
On March 30, 2009, the Company issued warrants to purchase 250,000 shares of common stock as part of the amendment of the Huntington Loan (See Note 10). The fair value of the warrants, in the amount of $45,000, was allocated to warrant liabilities and charged to interest expense in the accompanying consolidated statement of operations. The following assumptions were used to determine the fair value of those warrants:

Expected volatility of peer group (1)	36.2% - 66.0%
Weighted- average volatility (1)	44.5%
Expected dividends	0.0%
Expected term (2)	7.0 years
Risk-free rate (3)	2.3%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the warrants to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
The following table summarizes all activities of common stock warrants during the year-ended December 31, 2009:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price
Outstanding, December 31, 2006	908,619	$3.04
Granted	62,065	6.16
Exercised	—	—
Cancelled	—	—

Outstanding, December 31, 2007	970,684	$3.24
Pet DRx warrants assumed in Merger	7,645,833	6.00
Granted	—	—
Series B Preferred Stock warrants converted to common stock warrants	69,621	0.00
Exercised	(57,825)	0.00
Cancelled	—	—

Outstanding, December 31, 2008	8,628,313	$5.68
Granted	15,320,986	0.10
Exercised	—	—
Cancelled	(78,614)	2.72

Outstanding and Exercisable, December 31, 2009	23,870,685	$2.11

The following table summarizes information about the warrants outstanding at December 31, 2009:

		Remaining
		Contractual
	Warrants	Life
Exercise Price	Outstanding	(years)
$0.00	11,796	7.38
$0.10	15,320,986	6.08
$2.72	89,845	5.83
$3.11	740,160	6.08
$6.00	7,645,833	0.25
$6.16	62,065	7.83

	23,870,685

     See Note 20 for further information on the common stock warrants with a $6.00 exercise price.
Dividends
We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors.
12. Calculation of Loss Per Common Share
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
The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	For the year ended December 31,
	2009	2008	2007
Convertible debenture notes, if converted to common stock	2,632	731	1,736
Warrants for common stock	23,871	8,628	971
Warrants for preferred stock, if exercised and converted to common stock	—	—	69
Preferred shares, if converted to common stock	—	—	7,679
Options for common stock	3,205	3,053	1,618

Total	29,708	12,412	12,073

Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Twelve months ended December 31,
	2009	2008	2007
Loss from continuing operations	$(30,341)	$(19,448)	$(12,365)
Loss from discontinued operations	$—	$(573)	$(4,066)

Net loss	$(30,341)	$(20,021)	$(16,431)

Weighted average common shares outstanding:
Basic	23,675	23,433	4,124
Effect of dilutive common stock equivalents	—	—	—

Diluted	23,675	23,433	4,124

Basic and diluted loss per common share
Loss from continuing operations	$(1.28)	$(0.83)	$(3.00)
Loss from discontinued operations	$(0.00)	$(0.02)	$(0.98)

Basic and diluted net loss per common share	$(1.28)	$(0.85)	$(3.98)

13. Share-Based Compensation
Under the 2004 Employee Stock Option Plan (“2004 Plan”), up to 2,255,175 shares of our common stock were eligible to be granted to key employees. The 2004 Plan permitted the issuance of new shares or shares from treasury upon the exercise of options. In January 2008, in conjunction with the Merger, the Company adopted the Pet DRx 2007 Stock Incentive Plan (“2007 Plan”), which authorized another 2,700,000 shares of our common stock to be granted as options.
On July 28, 2009, at our annual meeting of stockholders, our shareholders approved an amendment to the 2007 Plan that increased the number of shares of the Company’s common stock reserved for issuance under the 2007 Plan by 2,500,000 shares to an aggregate of 5,200,000 shares (the “2007 Amendment”). Our Board of Directors had authorized the termination of the 2004 Plan, which took effect upon the approval and the implementation of the 2007 Amendment. Accordingly, no additional awards may be made under the 2004 Plan; however, the validity of options issued and outstanding under the 2004 Plan as of the termination date will not be affected.
We classify stock-based compensation in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	For the year ended December 31,
	2009	2008	2007
Direct costs	$31	$97	$—
Selling, general and administrative expenses	504	1,527	170

Totals	$535	$1,624	$170

Stock Option Activity
A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

	Stock			Weighted
	Options		Weighted	Average
	Available	Stock	Average	Remaining	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (years)	Value
Balance as of December 31, 2006	(15)	212	$5.03	8.21	$26
Authorized	1,908	—	—
Granted	(1,505)	1,505	$5.47
Exercised	—	—	—
Forfeited or canceled	99	(99)	$5.78

Balance as of December 31, 2007	487	1,618	$5.39	9.35	$3
Authorized under the Pet DRx 2007 Stock Incentive Plan	2,700	—	—
Granted	(1,765)	1,765	$4.65
Exercised	—	—	—
Forfeited or canceled	330	(330)	$6.03

Balance as of December 31, 2008	1,752	3,053	$4.90	8.72	$—
Granted	(1,735)	1,735	$0.28
Exercised	24	(24)	$0.20
Forfeited or canceled	1,559	(1,559)	$5.67
Termination of 2004 Plan	(1,210)	—	—
Authorization of additional shares for 2007 Plan	2,500	—	—

Balance as of December 31, 2009	2,890	3,205	$2.06	8.59	$78

Exercisable at December 31, 2009		1,782	$2.61	8.41	$44

During the fourth quarter of 2008, the Company accelerated the vesting of 58,115 options. The expense recognized from these accelerated options in 2008 was approximately $77,000.
24,000 options with intrinsic value of $4 were exercised in 2009. No options with intrinsic value were exercised in 2008 or 2007. We have not realized an actual tax benefit on any options to date. The weighted average grant date fair value of options granted during the year-ended 2009, 2008, and 2007 was $0.08, $1.33, and $1.12, respectively.
The following table summarizes information about the options outstanding at December 31, 2009 (in thousands, except per share amounts and the weighted average remaining contractual life):

		Number	Weighted		Number
		Outstanding	Average	Weighted	Exercisable	Weighted
		As of	Remaining	Average	As of	Average
Range of		December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price		2009	Life (years)	Price	2009	Price
$0.20	$0.20	976	9.21	$0.20	549	$0.20
$0.30	$0.50	722	9.33	$0.40	180	$0.50
$1.00	$3.18	674	8.79	$1.25	437	$1.23
$5.71	$6.50	775	6.99	$6.30	597	$6.35
$6.70	$6.70	58	8.03	$6.70	19	$6.70

$0.20	$6.70	3,205	8.59	$2.06	1,782	$2.61

As of December 31, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested shared-based compensation arrangements related to stock options granted to employee and directors. The costs are expected to be recognized over a weighted-average period of 1.55 years.
Calculation of Fair Value
The fair value of our options to employees is estimated on the date of grant using the Modified Black-Scholes- Merton option-pricing model. We amortize the fair value of employee options on a straight-line basis over the requisite service period. The fair value of options to nonemployees is estimated throughout the requisite service period using the Modified Black-Scholes-Merton option-pricing model and the amount of share-based compensation expense recorded is affected each reporting period by changes in the estimated fair value of the underlying common stock until the options vest.
The following assumptions were used to determine the fair value of those options valued:

	2009	2008	2007
Expected volatility of peer group (1)	29.0%-66.0%	35.5%-66.0%	34.6%-68.0%
Weighted- average volatility (1)	29.0%-44.5%	44.5%	46.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term — employees (2)	3.9 - 4.7 years	4.6 years	6.1 years
Expected term — nonemployees (2)	N/A	N/A	10.0 years
Risk-free rate — employees (3)	1.7%-2.1%	1.4%-3.3%	4.4%-4.8%
Risk-free rate — nonemployees	N/A	N/A	4.5%-5.2%

(1)	We estimate the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimate the expected term for employees based on the simplified method. The expected term presented for nonemployees is based upon the option expiration date at the date of grant.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
The FASB’s guidance on share-based compensation requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the method change of estimating forfeitures was not material to the Company’s financial statements.

14. Income Taxes
Loss before income taxes and the provision for income taxes consisted of the following:

	Year ended December 31,
	2009	2008	2007
Provision for income taxes:
Current:
Federal	$—	1	—
State	36	(23)	44

	36	(22)	44
Deferred:
Federal	(2,411)	(5,140)	(4,341)
State	(743)	(1,310)	(1,294)
Valuation allowance	3,154	6,450	5,635

	—	—	—

	$36	$(22)	$44

     The net deferred income taxes assets (liabilities) at December 31, 2009 and 2008 is comprised of the following (in thousands):

	2009	2008
Current deferred income tax assets:

Accounts receivable	$75	$111
State taxes	13	10
Other liabilities and reserves	414	409

	502	530
Non-current deferred income tax assets (liabilities)
Stock based compensation	1,079	863
Deferred rent	227	145
Property and equipment	(44)	120
Intangible assets	1,035	916
Contributions	3	3
Net operating loss carry forwards	14,486	11,557

	16,786	13,604
Total deferred tax assets (liabilities)	17,288	14,134
Valuation allowance	(17,288)	(14,134)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2009, we had federal net operating loss (“NOL”) carry-forwards of approximately $35.4 million, comprised of prior Company losses and acquired NOL carry forwards. These NOLs expire at various dates through 2029. Under the Tax Reform Act of 1986, the utilization of NOL carry-forwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carry-forwards may be limited in future years. Accordingly, the valuation allowance is principally related to NOL carry-forwards. The state net operating losses of approximately $36.3 million will expire in years beginning 2014. A deferred tax benefit has been calculated although a valuation allowance has been recorded due to lack of measureable future income.

At December 31, 2009, 2008, and 2007, the Company had no uncertain tax positions. Additionally, there were no interest or penalties recognized in the statement of operations for those years relating to income taxes.
The Company is subject to U.S. federal income tax as well as income tax in multiple states. For federal taxes, the tax years 2006 through 2009 remain open to federal examination and for state taxes, 2005 through 2009 remain open to state examination.
A reconciliation of the provision for income taxes for the years ended December 31, 2009, 2008, and 2007 for the Company to the amount computed at federal statutory rate is follows:

	Year ended December 31,
	2009	2008	2007
Federal income tax at statutory rate	(35.0%)	(35.0%)	(35.0%)

State taxes, net of federal benefit	(1.6%)	(4.8%)	(5.0%)
Goodwill impairment	26.0%	7.0%	6.2%
Other	0.2%	0.5%	(0.3%)
Warrant liabilities	(0.9%)	—
Valuation allowance	11.4%	32.4%	34.4%

	0.1%	0.1%	0.3%

15. Related party transactions
From time-to-time, the Company enters into transactions in the normal course of business with related parties. Management believes that such transactions are on fair and reasonable terms that are no more favorable than those that would be available in a comparable transaction in arms-length dealings with an unrelated third party.
Leases
Certain of the veterinary facilities are owned by the Company’s veterinarians; and therefore, the Company pays rent to these veterinarians for use of the facilities. Monthly rents are based either on net revenues of the facility or are a fixed cost every month. During the years ended December 31, 2009, 2008, and 2007, the Company paid a total of $2.3 million, $2.6 million, and $2.6 million, respectively, to veterinarians for monthly rent payments.
Consulting Services
In 2007, 62,065 common stock warrants at an exercise price of $6.16 were issued to Galen Partners for certain consulting work that was performed in conjunction with the pending merger between Echo and PVGI. One of the current members of the Company’s Board of Directors is a managing partner of Galen Partners.
16. Discontinued Operations
We report discontinued operations in accordance with the FASB’s guidance regarding the disposal of long-lived assets. Accordingly, we report clinics as discontinued operations when, among other things, we commit to a plan to divest a clinic through a sale or closure of the facility and that sale or closure will be completed within the next 12 months. Operating results and any gain or loss recognized on the divestiture of a clinic is reported as discontinued operations in the consolidated statement of operations for all periods presented.
During the fourth quarter of 2008, we committed to and completed our plan to close South Bay. A permanent decline in revenues at South Bay due to increased competition and loss of key veterinarians was the primary driver behind management’s decision to close the facility. The Company had already taken an impairment charge for the full value of its goodwill and intangible assets associated with this facility in 2007.
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

(Dollars in thousands)
	2009	2008	2007
Revenues	$—	$1,301	$2,241
Operating loss	—	(566)	(396)
Impairment of goodwill and intangibles	—	—	(3,670)
Net loss	—	(573)	(4,066)
17. Commitments and Contingencies
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
Commitments relating to non-cancelable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

	Operating	Capital
2010	$4,008	$369
2011	3,671	207
2012	3,511	98
2013	3,197	98
2014	3,223	17
Thereafter	14,593	—

Total minimum future payments	$32,203	789

Less imputed interest		(100)
Less current portion		(320)

Long-term capital lease obligations		$369

Rent expense on our facilities totaled $4.2 million, $4.4 million, and $3.6 million in the years ended December 31, 2009, 2008, and 2007, respectively. See Note 15 for further information regarding rent payments.
The following summarizes amounts related to equipment leased by us under capital leases at December 31, 2009 and 2008 (in thousands):

	2009	2008
Equipment	$2,676	$2,306
Accumulated amortization	(2,048)	(1,684)

Net book value	$628	$622

Litigation Matters
We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations, or cash flows.
18. Warrant Liabilities
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
During the three and twelve months ended December 31, 2009, we recognized a total net gain of $4.6 million and $0.8 million, respectively. These amounts were recorded in change in the fair value of warrant liabilities in the accompanying consolidated statement of operations.
These warrant liabilities have been measured in accordance with the FASB’s guidance of fair value. The valuation assumptions above are classified within Level 1 inputs. The following table represents the Company’s warrant liability activity:

Balance, December 31, 2008	$—
January 1, 2009 (cumulative effect adjustment)	18
Issuance of new warrants	3,646
Mark-to-market adjustments to fair value, net	(750)

Balance, December 31, 2009	$2,914

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The following assumptions were used to determine the fair value of those warrants needing retroactive treatment as of January 1, 2009 as well as for all warrants which qualified for the new accounting treatment, which included warrants issued during the first quarter of 2009, as of December 31, 2009:

	December 31,	March 31,	January 1,
	2009	2009	2009

Weighted-average volatility (1)	29.9%	46.4%	46.4%
Expected dividends	0.0%	0.0%	0.0%
Expected term (2)	3.0 – 7.8 years	3.8 - 8.6 years	4.0 - 8.8 years
Risk-free rate (3)	1.7 – 3.5%	1.4% - 2.5%	1.9% - 2.1%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the warrants to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
19. Fair Value
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

Level 1- Observable inputs such as quoted prices in active markets;
Level 2- Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
Level 3- Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The carrying amount of our cash and equivalents, receivables, and accounts payable reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.
The fair value of our current and long-term debt instruments at December 31, 2009 is undeterminable due to the related party nature of the obligations and/or the financial circumstances around the issuance of the debt instruments
20. Subsequent Events
Sale of Building
In January 2010, the Company completed a sale and leaseback transaction of one of its buildings in California for $1.1 million, net of certain closing costs. The Company simultaneously entered into a five year lease from the buyers. While the Company did not record an impairment charge on the building, it did accelerate depreciation expense on the building, including approximately $0.2 million of additional depreciation expense in 2009. As of December 31, 2009, per FASB guidelines, the Company will continue to classify the building as held and used since the Company will retain more than a minor portion of the use of the building.
Amendment to Convertible Note
On March 29, 2010, one of our note holders amended their note that was issued in connection with the purchase of Valley Animal Medical Clinic effective July 1, 2008 (“2nd Amendment”). The 2nd Amendment delays the maturity date of the principal portion of the note from September 30, 2010 to April 1, 2011 and changes the interest rate owed on the principal portion of the loan from 8% to 10% starting April 1, 2010. Additionally, under the 2nd Amendment, the Company had to pay any outstanding interest accrued and unpaid as of the date of the amendment within 5 business days of the amendment taking effect. As a result of the 2nd Amendment, the Company has reclassified the $1.0 million principal amount from current portion of long-term debt, net of debt discount to Convertible Debt, net of debt discount in long-term liabilities in the accompanying consolidated balance sheets.
Expiration of Certain Common Stock Warrants
On March 17, 2010, all of the Company’s warrants with an exercise price of $6.00 expired by their terms and are no longer deemed outstanding.
Change in FDIC Limits of Primary Bank
On January 1, 2010, the Company’s primary United States bank exited the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program (the “Program”). Thus, after December 31, 2009, funds held in noninterest-bearing transaction accounts will no longer be guaranteed in full, but will be insured up to $250,000 under the FDIC’s general deposit insurance rules.
Management evaluated all activity through the issue date of the consolidated financial statements and concluded that no other subsequent events, other than those noted above, have occurred that would require recognition in the consolidated financial statements or disclosure in the Notes to the consolidated financial statements.
21. Restated Unaudited Quarterly Financial Information
The following table sets forth unaudited balance sheet at September 30, 2009 and statement of operations data for the three and nine months ended September 30, 2009. The quarter ended September 30, 2009 has been restated with comparisons to the results as previously reported. The restatement was due to the Company’s discovery that the amendment it made to the Financing Warrants on August 31, 2009 (see Notes 10 and 18) did not fully satisfy the FASB’s guidance on determining whether an instrument is indexed to an entity’s own stock, which was a requirement for the Company to discontinue its treatment of the Financing Warrants as derivative instruments.

The Company has re-examined the accounting treatment in light of this discovery and now concludes that the more appropriate accounting treatment is to have not discontinued the derivative treatment of the Financing Warrants at September 30, 2009 and to continue treating them as derivatives going forward. As such, the restated amounts below include a reversal of the $6,900,000 charge we had originally recorded to additional paid-in-capital (in stockholders’ equity) relating to the outstanding warrant liability for the Financing Warrants and reclassified that amount back to warrant liabilities (in long-term liabilities) as well as we recorded the mark-to-mark adjustment of the liability from August 31, 2009 (the date of our last adjustment prior to changing our accounting) and September 30, 2009, which was $450,000 and has been recorded to gain in change in fair value of warrant liabilities.

	As Reported	As Restated
	September 30,	September 30,
	2009	2009
	(unaudited)	(unaudited)

Current assets	5,973	5,973
Long-term assets	62,504	62,504

Total assets	68,477	68,477

Current liabilities	9,975	9,975
Long-term liabilities	12,637	19,987

Total liabilities	22,612	29,962

Stockholders’ equity	45,865	38,515

Total liabilities and stockholders’ equity	68,477	68,477

	As Reported		As Restated
	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	15,734	49,158	15,734	49,158
Direct Costs	14,488	44,375	14,488	44,375

Hospital Contribution	1,246	4,783	1,246	4,783
Selling, general, and administrative expenses	1,644	6,204	1,644	6,204

Loss from operations	(398)	(1,421)	(398)	(1,421)
Gain/(Loss) on change in fair value of warrant liabilities	144	(3,449)	(306)	(3,899)
Interest expense, net	(1,532)	(4,315)	(1,532)	(4,315)

Loss before provision for income taxes	(1,786)	(9,185)	(2,236)	(9,635)
Tax provision	23	28	23	28

Net Loss	(1,809)	(9,213)	(2,259)	(9,663)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.
The information required by Item 401 of Regulation S-K with respect to our executive officers is set forth under the heading “Executive Officers of Pet DRx” in Part I, Item 1, of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to Pet DRx’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.
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

PET DRX CORPORATION
Date: March 31, 2010	By:	/s/ Gene E. Burleson
Gene E. Burleson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gene E. Burleson Gene E. Burleson	Chairman of the Board and Chief Executive Officer	March 31, 2010

/s/ Harry L. Zimmerman
Harry L. Zimmerman	Executive Vice President and Chief Financial Officer	March 31, 2010

/s/ Kyle Morse
Kyle Morse	Vice President, Corporate Controller and Chief Accounting Officer	March 31, 2010

/s/ Joel Kanter
Joel Kanter	Director	March 31, 2010

/s/ Christopher W. Kersey
Christopher W. Kersey	Director	March 31, 2010

/s/ Richard O. Martin
Richard O. Martin	Director	March 31, 2010

/s/ J. David Reed
J. David Reed	Director	March 31, 2010

/s/ Zubeen Shroff
Zubeen Shroff	Director	March 31, 2010

EXHIBIT INDEX

Exhibit
No.
2.1	Second Amended and Restated Agreement and Plan of Merger dated October 23, 2007 by and among Echo Healthcare Acquisition Corp. (the “Company”), Pet DRx Acquisition Company and XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, as amended, filed on November 8, 2007.)

3.1	Second Amended and Restated Certificate of Incorporation of Pet DRx Corporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

3.2	Amended and Restated By-laws of Pet DRx Corporation. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

4.2	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.1	Form of Stock Escrow Agreement by and among the Company, Corporate Stock Transfer, Inc. and the Existing Stockholders. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

10.2	Form of Registration Rights Agreement by and among the Company and the Existing Stockholders. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

10.3	Form of Unit Option Purchase Agreement by and among the Company, Morgan Joseph & Co. and Roth Capital Partners, LLC. (Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, as amended, filed on February 2, 2006.)

10.4+	Executive Employment Agreement by and between XLNT Veterinary Care, Inc. and George Villasana (Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4, as amended, filed on November 7, 2007.)

10.5+	Separation Agreement dated September 25, 2008 between Robert Wallace and the Company. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q filed on November 14, 2008.)

10.6+	Amendment to Executive Employment Agreement dated August 14, 2008 between Gregory J. Eisenhauer and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on November 14, 2008.)

10.7+	Executive Employment Agreement dated March 18, 2009 between Gene E. Burleson and the Company. (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed on March 31, 2009.)

10.8+	Executive Employment Agreement dated March 18, 2009 between Harry L. Zimmerman and the Company. (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on March 31, 2009.)

10.9+	Separation Agreement effective December 31, 2008 between Steven T. Johnson and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2009.)

Exhibit
No.
10.10+	XLNT Veterinary Care, Inc. 2004 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.11+	Form of XLNT Veterinary Care, Inc. Non-Qualified Stock Option Agreement by and between XLNT Veterinary Care, Inc. and Certain Employees of XLNT Veterinary Care. Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.12+	Form of XLNT Veterinary Care, Inc. Non-incentive Stock Option Agreement by and between XLNT Veterinary Care, Inc. and Certain Executives of XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.13+	2007 Pet DRx Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-4, as amended, filed on November 11, 2007.)

10.14+	Form of Stock Option Agreement for stock options granted to Employees under the 2007 Pet DRx Corporation Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 31, 2009.)

10.15+	Form of Stock Option Agreement for stock options granted to Non-Employee Directors under the 2007 Pet DRx Corporation Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 10-Q filed on May 14, 2008.)

10.16+	Pet DRx Corporation 2008 Employee Bonus Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 10-Q filed on May 14, 2008.)

10.17+	Pet DRx Corporation 2008 Non-Employee Director Compensation Program. (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 10-Q filed on May 14, 2008.)

10.18+	Pet DRx Corporation 2009 Employee Bonus Plan. (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on March 23, 2009.)

10.19+	Pet DRx Corporation 2009 Non-Employee Director Compensation Program. (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on March 23, 2009.)

10.20	Board Voting Agreement dated as of January 4, 2008 by and among the Company and Certain Stockholders named on the signature pages thereof. (Incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.21	Form of Indemnification Agreement for Executive Officers and Directors by and between XLNT Veterinary Care, Inc. and Certain Executive Officers and Directors of XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.22	Form of Stock Purchase Warrant Issued by XLNT Veterinary Care, Inc. to Certain Lenders. (Incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.23	Form of Convertible Promissory Note Issued to Sellers of Veterinary Clinics Acquired by XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.24	Form of Warrant to Purchase Common Stock of XLNT Veterinary Care, Inc. (Incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.25	Warrant to Purchase Common Stock of XLNT Veterinary care, Inc. for Galen Partners IV, L.P. dated September 26, 2007. (Incorporated by reference to Exhibit 10.29 of the Company’s Current Report on

Exhibit
No.
Form 8-K filed on January 10, 2008.)

10.26	Promissory Note between XLNT Veterinary Care, Inc. and Huntington Capital, L.P. in the amount of $1,400,000 dated November 2, 2005. (Incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed on January 10, 2008.)

10.27	Amended and Restated Registration Rights Agreement dated as of February 12, 2008 by and among the Company, the founders of the Company, as listed on the signature pages thereof, and former affiliates of XLNT Veterinary Care, Inc., as listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 12, 2008.)

10.28	Form of 12% Senior Convertible Note. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2009.)

10.29	Form of Warrant to Purchase Shares of Common Stock. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 27, 2009.)

10.30	Registration Rights Agreement dated as of February 10, 2009 by and among the Company and the purchasers of 12% Senior Convertible Notes and Warrants. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2009.)

10.31	Amendment to Promissory Note in the Amount of $1,400,000 between Pet DRx Veterinary Group, Inc. as successor in interest to XLNT Veterinary Care, Inc. and Huntington Capital, L.P. dated March 30, 2009. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 2, 2009.)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 5.1 of the Company’s Current Report on Form 8-K filed February 12, 2008.)

21.1*	List of Subsidiaries

23.1*	Consent of SingerLewak LLP

31.1 *	Section 302 Certification from Gene E. Burleson

31.2 *	Section 302 Certification from Harry L. Zimmerman

32.1 **	Section 906 Certification from Gene E. Burleson

32.2 **	Section 906 Certification from Harry L. Zimmerman

*	Exhibits that are filed herewith.

**	Exhibits that are furnished herewith.

+	Management contract or compensatory plan, contract or arrangement.