Form 10-K/A
period 2009-12-31
Pet DRx CORP
filed 2010-04-30
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-3473
PET DRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 215 Centerview Drive, Suite 360	56-2517815 (I.R.S. Employer Identification No.)
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(615) 369-1914
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	Nasdaq Capital Market
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     At June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,400,000. At March 31, 2010, there were 23,714,459 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Pet DRx Corporation for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009 and the cover page of the Amendment now reflects we will not be incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by Item 401 of Regulation S-K with respect to our executive officers is set forth under the heading “Executive Officers of Pet DRx” in Part I, Item 1, of the Original Filing. The following table sets forth information with respect to our board of directors as of April 30, 2010.

Name	Age	Current Position with Pet DRx
Gene E. Burleson	69	Chairman of the Board and Chief Executive Officer
Joel Kanter	53	Director
Christopher W. Kersey	40	Director
Richard O. Martin	70	Director
J. David Reed, DVM	61	Director and Senior Vice President of Operations
Zubeen Shroff	45	Director
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

OUR BOARD OF DIRECTORS
     GENE E. BURLESON, the Company’s Chairman of the Board, has served as a director of the Company since its formation in June 2005. Mr. Burleson has served as Chief Executive Officer of the Company since September 25, 2008. Mr. Burleson also served as the Chief Executive Officer of the Company from its formation in June 2005 until the Merger. Mr. Burleson served as Chairman of the board of directors of Mariner Post-Acute Network, Inc., an operator of long-term care facilities, from January 2000 to June 2002. Mr. Burleson also served as Chairman of the board of directors of Alterra Healthcare Corporation, a developer and operator of assisted living facilities, during 2003 and as a member of the board of directors from 1995 to 2003. Mr. Burleson also served on the board of directors of Deckers Outdoor Corporation (Nasdaq:DECK), an outdoor shoe company from 1993 until 2008; and Prospect Medical Holdings, Inc. (AMEX:PZZ), a provider of management services to affiliated independent physician associations from 2004 to 2008. Mr. Burleson currently serves on the board of directors of SunLink Health Systems, Inc. (AMEX:SSY), an owner and operator of acute care hospitals. In addition, Mr. Burleson is involved with several private companies, including Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology; and Marina Medical, Inc., a provider of medical billing and accounts receivable management services to hospital based physicians. Mr. Burleson served as Chairman of the board of directors of GranCare (formerly an NYSE listed company) from 1989 to 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare from 1990 to 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services, Inc. in 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. (formerly an NYSE listed company). Mr. Burleson resigned as Chief Executive Officer and Director of Vitalink Pharmacy Services, Inc. in 1997. From 1986 to 1989, Mr. Burleson served as President, Chief Operating Officer and a Director of American Medical International (AMI), one of the largest owners and operators of acute care hospitals in the nation. Based in London from 1981 to 1986, Mr. Burleson served as Managing Director of AMI’s international operations. Mr. Burleson graduated from East Tennessee State University with a Bachelor of Science in accounting and earned an M.B.A. in 1972. Mr. Burleson was chosen to serve as Chairman of the board of directors in accordance with the Board Voting Agreement.
     JOEL KANTER, has served as a director of the Company since its formation in June 2005. Mr. Kanter served as a director of PVGI from 2005 until the Merger. Mr. Kanter served as Echo’s President and Secretary since its formation in June 2005 until the Merger, and has served as President of Windy City, Inc., a privately-held investment firm, since 1986. From 1995 to 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company (formerly listed on Nasdaq). Walnut Financial’s primary business focus was the provision of different forms of financing to small businesses. Walnut Financial accomplished this objective by providing equity financing to start-up and early stage development companies, bridge financing and factoring services to small and medium-sized companies, and by providing later stage institutional financing to more mature enterprises through an institutional fund it ran for the Teachers Retirement System of Illinois. Over the course of its 13 year history, Walnut Financial provided financing to over 300 companies, including many that became well known ventures including Plax Mouthwash (Oral Research Laboratories), Sonicare Toothbrushes (Optiva Corp.), the first manufacturer of Global Positioning System devices (Magellan Corp.), the largest and only nationwide Preferred Provider Organization (First Health), what became the country’s fifth largest nursing home company (GranCare), and the third largest U.S. institutional pharmacy company (Vitalink Pharmacy Services, Inc.). Walnut Financial was acquired by THCG, Inc. in 1999. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors’ Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients included Amoco Oil, AT&T, Bankers Trust, Chase Manhattan Bank, General Motors and J.C. Penney. Mr. Kanter serves on the board of directors of several public companies including Vyteris, Inc. (OTC Bulletin Board: VYTR.OB), maker of the first FDA approved ready-to-use drug delivery patch, which used Vyteris’ transdermal smart patch technology to deliver drugs comfortably through the skin using low-level electrical energy (iontophoresis), I-Flow Corporation (Nasdaq:IFLO), Magna-Lab, Inc. (OTC

Bulletin Board:MAGLA.OB), and WaferGen BioSystems (OTCBB:WGBS.OB), which manufactures and sells systems for gene expression, genotyping and stem cell research for the life sciences pharmaceutical and drug discovery industry. Mr. Kanter served on the Board of Encore Medical Corporation (Nasdaq: ENMC) prior to its acquisition by Blackstone in November 2006. Mr. Kanter also serves on the board of directors of several private companies, including Medgenics, Inc., First Wave Technologies, which provides human and financial capital to seed stage companies and projects that begin by selecting university developed intellectual property in the health care sector, and then adding the expertise that First Wave can bring in marketing, development, finance and regulatory approval to accelerate the development of the project involved, DTS America f/k/a Med Images, Inc., a provider of integrated documentation services to surgeons and hospitals through multimedia technology, where he has served since 1989; MathMastery, Inc., a company that develops homework help products for the educational market; and Prescient Medical, Inc. an early stage company seeking methods to identify and treat vulnerable plaque in cardiology patients. He is the past President of the Board of Trustees of The Langley School in McLean Virginia and a current Trustee at the Georgetown Day School in Washington, D.C. Mr. Kanter graduated from Tulane University in 1978 with a Bachelor of Science in Psychology and a Bachelor of Arts in Political Science. Mr. Kanter was chosen to serve as a director in accordance with the Board Voting Agreement.
     CHRISTOPHER W. KERSEY, has served as a director of the Company since January 7, 2010. He currently serves as a Managing Member of Camden Partners Holdings, LLC and joined Camden Partners in 2008. Mr. Kersey currently serves on the board of directors of LipoScience, Inc., a company that develops magnetic resonance diagnostics to advance patient care in cardiovascular and other metabolic diseases. Prior to joining Camden Partners, from 2006 to 2008, Mr. Kersey gained operational experience as the Chief Business Development Officer and Chief Medical Officer of RediClinic LLC, one of the nation’s largest independent operators of retail-based medical clinics. Prior to joining RediClinic, he served as a Managing Director from 2002 to 2006 of Cogene Ventures, at the time the largest health care and life science late-stage venture capital fund in the Southern United States. Mr. Kersey began his career in 1998 as an Associate at Menlo Ventures where he focused on health care and life science investments. His clinical research background includes fellowships at the National Institutes of Health (NIH) and the Emory University School of Medicine, where he focused on molecular biology and cardiovascular surgery, respectively. Mr. Kersey has served in a variety of community, civic and professional organizations, including as President and member of the Board of Directors of the Houston Private Equity Association from 2004 to 2006 and member of the board of directors of the Memorial Hermann Healthcare System Foundation from 2003 to 2009. Mr. Kersey received his B.A. degree from Stanford University in 1991, his M.D. degree from the Emory University School of Medicine in 1996, and his M.B.A. degree from the Harvard Business School in 1998. Mr. Kersey was chosen to serve as a director in accordance with the Board Voting Agreement.
     RICHARD O. MARTIN, PHD, has served as a director of the Company since its formation in June 2005. Dr. Martin retired in 2001 as President of Medtronic Physio-Control Corp. (NYSE:MDT), the successor company to Physio-Control International Corporation, the worldwide leader in external defibrillation, monitoring and noninvasive pacing devices. Dr. Martin became President of Physio-Control International Corporation in 1991 when Physio-Control International Corporation was part of Eli-Lilly (NYSE:LLY). During his tenure at Physio-Control International Corporation, Dr. Martin instituted company-wide quality improvement programs, rebuilt the management team after separation from the company’s pharmaceutical parent, and was instrumental in taking the company public in 1995. In September 1998, Physio-Control International Corporation merged with Medtronic, Inc. Previously, Dr. Martin was with Sulzermedica, Inc., where he was Vice President of Cardiovascular Business Development. Prior to that, he held several senior executive positions in engineering, marketing and sales with Intermedics, Inc. before being named President and Chief Operating Officer of that company in 1985. Dr. Martin also served as Director, President and Chief Operating Officer of Positron Corporation during 1989 and 1990. Before joining the corporate world, he taught at Christian Brothers College and the University of Tennessee. Dr. Martin served on the board of directors of the Northwest affiliate of the American Heart Association and was its Chairman from 1997 to 1999. He served on the board of directors of the Medical Device Manufacturers Association and was its Chairman from 1996 to 1998. He served as a board member of the Washington Council of AeA (formerly American Electronics Association), the U.S.’s largest trade association representing the high tech industry, from 1991 to 2001 and as AeA’s national chairman during 2000 through 2001. Dr. Martin currently serves on the boards of directors of Cardiac Dimensions, an early stage company that develops minimally invasive tools for mitral valve repair, where he has served since 2001; Prescient Medical, an early stage company developing diagnostic and therapeutic products designed to prevent heart attacks caused by vulnerable plaque; and SonoSite, Inc. (Nasdaq: SONO), world leader in the development of hand-carried and point-of-care ultrasound products. Dr. Martin also served on the board of directors of Encore Medical Corporation prior to its acquisition by Blackstone in November 2006. Dr. Martin received his BSEE in 1962 from Christian Brothers College; MSEE in 1964 from Notre Dame; and PhD in Electrical Engineering in 1970 from Duke University. Mr. Martin was chosen to serve as a director in accordance with the Board Voting Agreement.
     J. DAVID REED, DVM, has served as a director of the Company since January 4, 2008. Dr. Reed served as a director of PVGI from October 2004 until the Merger and served as Secretary of PVGI from October 2004 until June 2007. Dr. Reed has served as Senior Vice President of Operations of the Company since September 25, 2008 and served previously as the Director of PVGI’s Hospital Operations for Northern California since October 2004. From 1999 until October 2004, Dr. Reed served as owner and medical director of Lawrence Pet Hospital in Santa Clara, California, which he opened in 1999. In 1998, Dr. Reed purchased Bascom Animal Hospital. From 1992 until 1996, Dr. Reed served as Medical Director of Pets’ Rx, including following VCA Antechs’ purchase of Pets’ Rx in 1996, where he served as liaison between the corporation and practitioners until 1998. In 1980, Dr. Reed became a practice-owner when he took over a multi-doctor practice in Los Gatos, California, which was purchased by Pets’ Rx in 1992. At the same time, Dr. Reed served as president of the Santa Clara County Veterinary Medical Association from January 1980 until December 1980. Dr. Reed received his Doctor of Veterinary Medicine from the University of Illinois in 1972. Dr. Reed was chosen to serve as a director in accordance with the Board Voting Agreement.
     ZUBEEN SHROFF, has served as a director of the Company since March 18, 2009. Mr. Shroff previously served as the Vice Chairman of the Board of the Company from January 2008 to December 17, 2008. From February 2006 until the Merger, Mr. Shroff served as a director of PVGI and served as Chairman of the Board of PVGI from March 8, 2007 until the Merger. Mr. Shroff has served as Managing Director of Galen Partners, a healthcare private equity firm founded in 1990, since 1998. Mr. Shroff joined Galen in 1997 from The Wilkerson Group, where he was a Principal with a client base including pharmaceutical, diagnostics, device and biotech companies, plus a select number of venture capital firms. Prior to joining The Wilkerson Group, Mr. Shroff worked at Schering-Plough France, a manufacturer of healthcare products and medicines, where he directed the marketing and Phase IV clinical development of the company’s high-growth biotech business. Mr. Shroff received a BA in Biological Sciences from Boston University and an MBA from the Wharton School, University of Pennsylvania. Mr. Shroff is currently serving as a director of the following companies: ONI Medical Systems, Aperio Technologies, National Rehab Equipment, Inc. and Tactile Systems Technology, Inc. Mr. Shroff has previously served as a director of the following companies: Cognia, Inc., Encore Medical Corporation, Essential Group, Inc., and Lumenos, Inc. Additionally, Mr. Shroff is an Executive Committee Member of Boston University’s Medical School Advisory Board and is Chairman of the Westchester Medical Center Foundation Board. Mr. Shroff was chosen to serve as a director in accordance with the Board Voting Agreement.
Board Leadership Structure and Risk Oversight
Pursuant to the Board Voting Agreement, Mr. Burleson serves as the Chairman of our board of directors. At the request of our board of directors, Mr. Burleson has also served as our Chief Executive Officer since the resignation of Robert Wallace in 2008. Our board of directors believes that Mr. Burleson’s service as both Chairman of the Board and CEO is in the best interest of the Company and its stockholders. Mr. Burleson possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its businesses and is thus best positioned to develop agendas that ensure that the board of director’s time and attention are focused on the most critical matters.
His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees, customers and suppliers.
In view of the size of the Company, substantial majority of independent directors and representation of major investors in the Company on the board of directors, our board of directors does not believe at this time that the Company’s leadership structure would be enhanced appreciably by appointing an independent lead director.
The board of director’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate Committee in the case of risks that are under the purview of a particular Committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. This enables to the board of directors and its Committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
Board Diversity
The Company does not currently have a formal policy on diversity.
Audit Committee
          We have a standing Audit Committee. The current members of the Audit Committee are Joel Kanter (Chair) and Richard Martin. Our board of directors has determined that each of Messrs. Kanter and Martin satisfies the independence and financial literacy and expertise requirements under SEC rules, Nasdaq Stock Market rules and regulations and our Audit Committee Charter. In addition, the Board has determined that each of Messrs. Kanter and Martin is an “audit committee financial expert,” as the SEC has defined that term in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
          Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2009, all Section 16(a) filings applicable to our officers, directors and greater than ten percent stockholders were timely filed with an exception for two reports covering two transactions. On behalf of Mr. Gene Burleson, we filed a Form 4 on January 9, 2009 (that was due on January 8, 2009) reflecting his purchase of 383,700 shares of common stock of the Company on January 6, 2009 and filed a Form 4 on June 4, 2009 (that was due on June 3, 2009) reflecting his purchase of 10,525 shares of common stock of the Company on June 1, 2009.

Item 11. Executive Compensation
Executive Compensation
Summary Compensation Table for Fiscal Year 2009
The following table shows compensation earned by our named executive officers.

							Non-Equity
							Incentive	Nonqualified
				Stock			Plan	Deferred	All Other
Name and		Salary		Awards	Option		Compensation	Compensation	Compensation ($)
Principal Position	Year	($)	Bonus ($)	($)	Awards ($)(1)		($)	Earnings ($)	(2)		Total ($)
Gene E. Burleson	2009	$360,000	—	—	$18,000		—	—	—		$378,000

Chairman and Chief Executive Officer(3)	2008	$94,091	—	—	$115,140	(4)	—	—	—		$209,231

Harry L. Zimmerman Executive Vice President and	2009	$300,000	—	—	$16,000		—	—	$10,147	(6)	$326,147
Chief Financial Officer(5)	2008	$70,750	—	—	$97,500		—	—	—		$168,250

George A. Villasana Executive Vice President,	2009	$240,000	—	—	$8,000		—	—	$13,589	(8)	$261,589
General Counsel and Secretary (7)	2008	$240,000	—	—	$169,083		—	—	$21,859		$430,942

(1)	The amounts reported reflect the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. For a description of the assumptions used in the calculation of these amounts, see Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	The aggregate amount of perquisites and other personal benefits was less than $10,000 for Mr. Burleson in 2009 and 2008. Mr. Burleson did not participate in the Company’s medical and dental insurance plans, 401-k plan and health savings account plan during 2008 and 2009. The aggregate amount of perquisites and other personal benefits was less than $10,000 for Mr. Zimmerman in 2008.

(3)	Mr. Burleson joined the Company in September 2008.

(4)	The amount reflects 101,000 stock options awarded for his service as a non-employee director and 315,472 stock options awarded for his service as Chief Executive Officer.

(5)	Mr. Zimmerman joined the Company in September 2008.

(6)	Consists of disability insurance premiums of $1,058, medical insurance premiums of $7,551, dental insurance premiums of $347, and life insurance premiums of $1,191. Mr. Zimmerman did not participate in the Company’s 401-k plan and health savings account plan during 2008 and 2009.

(7)	Mr. Villasana joined the Company in June 2007.

(8)	Consists of disability insurance premiums of $1,103, medical insurance premiums of $2,606, contribution payments to an HSA account in the amount of $2,138, dental insurance premiums of $386, life insurance premiums of $864, 401-k matching contribution of $273 and relocation expense reimbursements of $6,215.

Employment Agreements
     We have entered into employment agreements with Gene E. Burleson, Harry L. Zimmerman and George A. Villasana. Summaries of these employment agreements are set forth below.
     Gene E. Burleson. In March 2009, the Company entered into an employment agreement with Mr. Burleson, with an effective date of November 18, 2008, pursuant to which he serves as the Company’s Chief Executive Officer. The agreement with Mr. Burleson provides for an annual base salary of $360,000. Mr. Burleson is also eligible to receive an annual bonus in an amount and based on criteria to be determined by the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Board. Under the terms of the agreement, if we terminate Mr. Burleson’s employment for any reason other than “cause,” or if he terminates his employment with us for “good reason” (each as defined in the employment agreement), he is entitled to receive an amount equal to the amount of his annual base salary, payable over a twelve (12) month period. In addition, all of the options to purchase common stock of the Company held by Mr. Burleson shall immediately fully vest and become exercisable. The agreement provides that if we terminate Mr. Burleson’s employment without cause, or if he terminates his employment for good reason, in either case, within twelve (12) months following a “Change in Control” (as defined in the employment agreement) of the Company, the severance described above shall be paid in a single lump sum within sixty (60) days following Mr. Burleson’s termination of employment. To receive the severance, Mr. Burleson must sign a release of claims against us. Mr. Burleson will also be entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. The agreement also contains certain non-competition and non-solicitation covenants that apply during his employment and for one year after his termination of employment. The agreement also contains a requirement that Mr. Burleson execute a confidentiality agreement. On March 18, 2009, Mr. Burleson was awarded 225,000 options to purchase the common stock of the Company with an exercise price of $0.20 per share, which equals the closing price of the Company’s common stock on the Nasdaq Capital Market on the grant date. These options vest as follows: 33.33% of the options vest upon the date of grant and 2.78% vest ratably each month thereafter.
     Harry L. Zimmerman. In March 2009, the Company entered into an employment agreement with Mr. Zimmerman, with an effective date of November 18, 2008, pursuant to which he serves as the Company’s Executive Vice President and Chief Financial Officer. The agreement with Mr. Zimmerman provides for an annual base salary of $300,000. Mr. Zimmerman is also eligible to receive an annual bonus in an amount and based on criteria to be determined by the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Board. Under the terms of the agreement, if we terminate Mr. Zimmerman’s employment for any reason other than “cause,” or if he terminates his employment with us for “good reason” (each as defined in the employment agreement), he is entitled to receive an amount equal to the amount of his annual base salary, payable over a twelve (12) month period. In addition, all of the options to purchase common stock of the Company held by Mr. Zimmerman shall immediately fully vest and become exercisable. The agreement provides that if we terminate Mr. Zimmerman’s employment without cause, or if he terminates his employment for good reason, in either case, within twelve (12) months following a “Change in Control” (as defined in the employment agreement) of the Company, the severance described above shall be paid in a single lump sum within sixty (60) days following Mr. Zimmerman’s termination of employment. To receive the severance, Mr. Zimmerman must sign a release of claims against us. Mr. Zimmerman will also be entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. The agreement also contains certain non-competition and non-solicitation covenants that apply during his employment and for one year after his termination of employment. The agreement also contains a requirement that Mr. Zimmerman execute a confidentiality agreement. On March 18, 2009, Mr. Zimmerman was awarded 200,000 options to purchase the common stock of the Company with an exercise price of $0.20 per share, which equals the closing price of the Company’s common stock on the Nasdaq Capital Market on the grant date. These options vest as follows: 33.33% of the options vest upon the date of grant and 2.78% vest ratably each month thereafter.
     George A. Villasana. In June 2007, PVGI entered into an employment agreement with Mr. Villasana pursuant to which he served as PVGI’s General Counsel and Secretary. In October 2007, PVGI entered into an amended and restated agreement to replace Mr. Villasana’s June 2007 employment agreement, pursuant to which he continued to serve as PVGI’s General Counsel and Secretary. At the closing of the Merger, Mr. Villasana became General Counsel of Pet DRx, and we assumed the obligations of the employment agreement with Mr. Villasana. The agreement with Mr. Villasana provides for an annual base salary of $240,000. Pursuant to the employment agreement, we paid Mr. Villasana a discretionary bonus of $90,000, with $69,600 of this bonus representing his prorated target bonus payment and an additional award of $20,400 in recognition of his performance during 2007 related to certain transition matters including the Merger. For future years, Mr. Villasana is entitled to earn an annual cash bonus in the amount of fifty percent (50%) of his annual base salary (the “Base Bonus”) upon the achievement of objectives and targets established by the board of directors, with an opportunity to earn up to an additional fifty percent (50%) of his annual base salary based on outstanding performance in relation to such objectives and targets. The objectives and targets for Mr. Villasana will be set no later than ninety (90) days after the beginning of each year. Under the terms of the agreement, if we terminate Mr. Villasana’s employment for any reason other than “cause,” or if he terminates his employment with us for “good reason” (each as defined in the employment agreement), he is entitled to receive an amount equal to the sum of (x) the amount of his annual base salary and (y) an amount equal to his annual Base Bonus (as if all the objectives and targets were met), payable over a twelve (12) month period. The agreement provides that if we terminate Mr. Villasana’s employment without cause, or if he terminates his employment for good reason, in either case, within twelve (12) months following a “Change in Control” (as defined in the employment agreement) of Pet DRx, the severance described above shall be paid in a single lump sum within sixty (60) days following Mr. Villasana’s termination of employment. To receive the severance, Mr. Villasana must sign a release of claims against us. Mr. Villasana will also be entitled to continuation of health benefits for the lesser of two years or his COBRA continuation coverage period. In addition, the stock options granted to Mr. Villasana shall vest pro rata based on the number of months Mr. Villasana has worked since the last vesting date. The agreement also provides that if we terminate Mr. Villasana’s employment without cause, or if he terminates his employment for good reason, in either case, twelve (12) months following a “Change in Control” (to be defined in the option agreements), the options granted to Mr. Villasana shall immediately fully vest and become exercisable. The agreement also contains certain non-competition and non-solicitation covenants that apply during his employment and for one year after his termination of employment. The agreement also contains a requirement that Mr. Villasana execute a confidentiality agreement. On March 18, 2009, Mr. Villasana was awarded 100,000 options to purchase the common stock of the Company with an exercise price of $0.20 per share, which equals the closing price of the Company’s common stock on the Nasdaq Capital Market on the grant date. These options vest as follows: 33.33% of the options vest upon the date of grant and 2.78% shall ratably each month thereafter.

Outstanding Equity Awards At 2009 Fiscal Year-End
The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2009.

Option Awards
(a)	(b)		(c)		(d)	(e)	(f)
					Equity
					Incentive
					Plan
			Number of		Awards:
	Number of		Securities		Number of
	Securities		Underlying		Securities
	Underlying		Unexercised		Underlying	Option
	Unexercised		Options (#)		Unexercised	Exercise	Option
	Options (#)		Unexercisable		Unearned	Price	Expiration
Name	Exercisable (1)		(1)		Options (#)	($)(2)	Date
Gene E. Burleson	131,234		93,376	(3)		$.20	03/18/2019
	36,000	(4)	0		—	$6.50	03/14/2018
	65,000	(5)	0		—	$6.50	03/14/2018
	210,315	(6)	105,157		—	$1.00	11/18/2018

Harry L. Zimmerman	116,655		83,345	(3)	—	$.20	03/18/2019
	166,667		83,333	(6)	—	$1.00	11/18/2018

George A. Villasana	58,323		41,667	(3)	—	$.20	03/18/2019
	77,100	(7)	0		—	$6.16	07/05/2017
	24,766		12,382	(8)	—	$6.16	11/28/2017
	42,055		21,026	(8)	—	$3.18	11/28/2017
	19,302		38,603	(9)	—	$6.70	01/10/2018

(1)	The amounts listed in this column reflect the number of shares of Pet DRx common stock issuable upon exercise of the option. To the extent any of these options previously represented the right to receive shares of PVGI common stock, as a result of the Merger, these options now represent the right to receive Pet DRx’s common stock, with the number of shares underlying the options adjusted by multiplying the number of PVGI common stock by the exchange ratio in the Merger.

(2)	Reflects the adjustment of the option exercise price in the Merger by dividing the PVGI exercise price by the exchange ratio in the Merger. The exercise prices listed in this column represent the exercise price paid upon the exercise of the option to receive shares of Pet DRx common stock.

(3)	33.33% of these options vest on date of grant and 2.78% vest ratably each month thereafter.

(4)	These options immediately vested on 03/14/2008.

(5)	These options vested in full on 01/04/2009.

(6)	33.33% of these options vest on 12/31/2008, 33.33% vest on 12/31/2009 and 33.33% vest on 12/31/2010.

(7)	These options fully vested on the date of the Merger.

(8)	33.33% of these options vest on 6/12/2008, 33.33% vest on 6/12/2009, and 33.33% vest on 6/12/2010.

(9)	33.33% of these options vest on 01/10/09, 33.33% vest on 01/10/2010 and 33.33% vest on 01/10/2011.

NON-EMPLOYEE DIRECTOR COMPENSATION IN FISCAL YEAR 2009
     In 2009, our Board of Directors approved a compensation program (“2009 Director Program”) pursuant to which it would compensate members of the Board who are not our employees or our subsidiaries for their service on the Board and its committees as follows.
     On an annual basis, each non-employee director will receive a grant of an option to purchase 24,000 shares of Pet DRx’s common stock, which will be vested upon grant. Additionally, on an annual basis, the Chairs of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee would each receive an option to purchase 15,000 shares which would vest upon grant. These options will be vested upon grant. All options granted will have a term of ten years, subject to earlier termination upon a director’s termination of service with us, and will be granted at a premium over the market price on the date of grant. Non-employee directors will also be entitled to be reimbursed for expenses incurred in connection with Board and committee meetings. No other compensation will be paid or provided to our non-employee directors.
     On March 18, 2009, pursuant to the 2009 Director Program, each non-employee director was granted an option to purchase 24,000 shares of Pet DRx’s common stock, which vested on March 18, 2009. Additionally, the Chairs of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee each received option grants to purchase 15,000 shares of Pet DRx’s common stock. All options were granted with an exercise price equal to $0.20 per share, which represents closing price of a share of Pet DRx’s common stock on the date of grant.
     The table below sets forth the compensation paid to each non-employee director during 2009.

	Fees
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)(1)	($)	Earnings ($)	($)	Total ($)
Richard Johnston(2)	—	—	$3,120	—	—	—	$3,120
Joel Kanter	—	—	$3,120	—	—	—	$3,120
Christopher Kersey(3)	—	—	—	—	—	—	—
Richard Martin	—	—	$3,120	—	—	—	$3,120
Zubeen Shroff	—	—	$1,920	—	—	—	$111,837

(1)	The amounts reported reflect the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. For a description of the assumptions used in the calculation of these amounts, see Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. As of December 31, 2009, each non-employee director held the following aggregate number of stock options: Richard Johnston — 147,756 options; Joel Kanter — 159,756 options; Richard Martin — 128,000 options; and Zubeen Shroff —24,000 options.

(2)	Mr. Johnston resigned from the Board on January 7, 2010.

(3)	Mr. Kersey was appointed to the Board on January 7, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
STOCK OWNERSHIP INFORMATION
          The following table sets forth information regarding the beneficial ownership of Pet DRx’s common stock as of March 31, 2010 by:
•	each person known by us to be the beneficial owner of more than 5% of Pet DRx’s outstanding 23,714,459 shares of common stock; and

•	each of the named executive officers (as identified in “Executive Compensation” above) and directors of Pet DRx; and all of the executive officers and directors of Pet DRx as a group.
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

		Percent of
	Number of	Outstanding
Name and Address of Beneficial Owners (1)	Shares	Common Stock
Gene E. Burleson (2)	2,312,434	8.89%
Harry L. Zimmerman (3)	432,386	1.79%
George Villasana (4)	216,224	*
Joel Kanter (5)	601,465	3.85%
Richard Martin (6)	379,220	1.59%
Zubeen Shroff (7)	9,051,230	27.26%
Richard Johnston (8)	4,590,255	16.68%
J. David Reed (9)	677,801	2.83%
Gary Brukardt (10)	146,473	*
Christopher W. Kersey (11)	4,452,906	15.68%
Camden entities (12)	4,452,906	15.68%
Galen entities (13)	9,005,768	27.14%
Knott entities (14)	3,565,236	13.38%
Wynnefield entities (15)	5,133,869	18.58%
All directors and executive officers as a group (10 individuals) (16)	13,636,193	36.23%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 215 Centerview Drive, Suite 360, Brentwood, Tennessee 37027. The persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted below.

(2)	Includes (i) 1,554,765 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010 and (ii) 178,954 shares subject to the IPO Escrow Agreement.

(3)	Consists entirely of shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010.

(4)	Consists entirely of shares of common stock issuable upon exercise of options within 60 days of March 31, 2010.

(5)	Includes (i) 149,349 shares of common stock issuable to Mr. Kanter upon exercise of options within 60 days of March 31, 2010, (ii) 30,427 shares of common stock and 25,837 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2010 by Windy City, Inc., a Delaware corporation (“WCI”), over which Mr. Kanter, as WCI’s President, is deemed to have sole investment and voting control, and (iii) 63,607 shares of common stock and 151,458 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010 by Kanter Family Foundation, an Illinois not-for-profit corporation (“KFF”), over which Mr. Kanter, as KFF’s President, is deemed to have sole investment and voting control. Mr. Kanter disclaims beneficial ownership of the shares of common stock held by WCI and KFF, except to the extent of his pecuniary interest therein.

(6)	Includes (i) 210,047 shares of common stock issuable upon exercise of warrants and options within 60 days of March 31, 2010 and (ii) 84,587 shares subject to the IPO Escrow Agreement.

(7)	The business address is 680 Washington Boulevard, 11th Floor, Stamford, Connecticut 06901. Galen Partners IV, L.P. has shared voting and investment power over 3,819,015 shares of common stock and 4,486,423 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010. Galen Partners International IV, L.P. has shared voting and investment power over 303,418 shares of common stock and 356,398 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010. Includes 85,976 shares of common stock issuable to Mr. Shroff upon exercise of warrants and options within 60 days of March 31, 2010. Mr. Shroff is a managing member of Claudius IV, L.L.C. which serves as general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P. Mr. Shroff disclaims beneficial ownership of the shares of common stock held by Galen Partners IV, L.P. and Galen Partners International IV, L.P. except to the extent of his pecuniary interest therein.

(8)	The business address is 500 East Pratt Street, Suite 1200, Baltimore, Maryland 21202. Richard Johnston has shared voting and investment power over 2,028,037 shares of common stock. Camden Partners Strategic Fund III, L.P. has shared voting and investment power over 1,947,119 shares of common stock and 2,328,118 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010. Camden Partners Strategic Fund III-A, L.P. has shared voting and investment power over 80,918 shares of common stock and 96,752 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010. Includes 137,349 shares of common stock issuable to Mr. Johnston upon exercise of options within 60 days of March 31, 2010. Richard M. Johnston is a managing member of Camden Partners Strategic Manager, LLC, the managing member of Camden Partners Strategic III, LLC, the general partner of the Camden Funds. The other managing members of Camden Partners Strategic Manager, LLC, are David L. Warnock, Richard M. Berkeley, and Donald W. Hughes. Mr. Johnston disclaims beneficial ownership of the shares of common stock held by Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. except to the extent of his pecuniary interest therein. Mr. Johnston resigned from the board of directors of the Company effective as of January 7, 2010.

(9)	Includes 168,941 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010.

(10)	Includes (i) 23,024 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2010 and (ii) 61,725 shares subject to the IPO Escrow Agreement. Mr. Brukardt resigned from the board of directors of the Company effective as of July 28, 2009.

(11)	The business address is 500 East Pratt Street, Suite 1200, Baltimore, Maryland 21202. Christopher Kersey has shared voting and investment power over 2,028,037 shares of common stock. Camden Partners Strategic Fund III, L.P. has shared voting and investment power over 1,947,119 shares of common stock and 2,328,118 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010. Camden Partners Strategic Fund III-A, L.P. has shared voting and investment power over 80,918 shares of common stock and 96,752 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010. Christopher W. Kersey is a managing member of Camden Partners Holdings, LLC. Mr. Kersey disclaims beneficial ownership of the shares of common stock held by Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. except to the extent of his pecuniary interest therein.

(12)	The business address is 500 East Pratt Street, Suite 1200, Baltimore, Maryland 21202. Each of Richard Johnston, David L. Warnock, Richard M. Berkeley, and Donald W. Hughes has shared voting and investment power over 2,028,037 shares of common stock. Camden Partners Strategic Fund III, L.P. has shared voting and investment power over 1,947,119 shares of common stock and 2,328,118 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010. Camden Partners Strategic Fund III-A, L.P. has shared voting and investment power over 80,918 shares of common stock and 96,752 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010. Each of Richard M. Johnston, David L. Warnock, Richard M. Berkeley, and Donald W. Hughes is a managing member of Camden Partners Strategic Manager, LLC, the managing member of Camden Partners Strategic III, LLC, the general partner of the Camden Funds.

(13)	The business address is 680 Washington Boulevard, 11th Floor, Stamford, Connecticut 06901. Galen Partners IV, L.P. has shared voting and investment power over 3,819,015 shares of common stock and 4,486,423 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010. Galen Partners International IV, L.P. has shared voting and investment power over 303,418 shares of common stock and 356,398 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010. Galen Employee Fund IV, L.P has shared voting and investment power over 5,885 shares of common stock, and 92,411 shares of common stock issuable upon exercise of warrants and options and the conversion of convertible promissory notes within 60 days of March 31, 2010. Galen Associates serves as investment advisor to Galen Partners IV, L.P., Galen Partners International IV, L.P. and Galen Employee Fund IV, L.P. Claudius IV, L.L.C. serves as general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P. The managing members of Claudius IV, LLC are Zubeen Shroff, Bruce Wesson, L. John Wilkerson and David Jahns. Wesson Enterprises, Inc., which is controlled by Mr. Wesson, is the general partner of Galen Employee Fund IV, L.P.

(14)	Based on a Schedule 13G/A and Forms 3/A and 4 filed by Mr. Knott on January 16, 2008 and April 21, 2010, respectively, and the participation by the Knott entities in the private placement of the Senior Notes and Warrants. The business address is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. Each of David M. Knott and Dorset Management Corporation has sole voting power over 2,201,103 shares of common stock, shared voting power over 124,971 shares of common stock, sole investment power over 2,353,035 shares of common stock and sole voting and investment power over 1,000 shares of common stock issuable upon the conversion of convertible promissory notes within 60 days of March 31, 2010, Knott Partners, L.P. has sole voting and investment power over 512,779 shares of common stock and 250,400 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010, Knott Partners Offshore Master Fund, L.P. has sole voting and investment power over 746,686 shares of common stock and 259,900 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010, Shoshone Partners, L.P. has sole voting and investment power over 352,026 shares of common stock and 117,000 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010, Mulsanne Partners, L.P. has sole voting and investment power over 372,212 shares of common stock and 4,000 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010, and Knott Partners Offshore (SRI) Fund Limited has sole voting and investment power over 21,061 shares of common stock and 6,900 shares of common stock issuable upon the exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010. Mr. Knott is the managing member of Knott Partners Management, LLC, a New York limited liability company, that is the sole General Partner of Shoshone Partners, L.P., a Delaware limited partnership (“Shoshone”), Mulsanne Partners, L.P., a Delaware limited partnership (“Mulsanne”) and Knott Partners Offshore Master Fund, L.P., a Cayman Islands Exempted Limited Partnership (“Offshore”) and managing general partner of Knott Partners, L.P., a New Jersey limited partnership (“Knott Partners” and together with Shoshone, Mulsanne and Offshore, the “Partnerships”). Mr. Knott is also the sole stockholder, Director and President of Dorset Management Corporation, a Delaware corporation, which provides investment management services to the Partnerships, Knott Partners Offshore (SRI) Fund Limited and a limited number of institutional managed accounts. Except with respect to Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P., and Shoshone Partners, L.P., in which Mr. Knott owns a beneficial interest, Mr. Knott disclaims beneficial ownership therein except to the extent ultimately realized. Each of Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P., Shoshone Painters, L.P., Mulsanne Partners, L.P., Knott Partners Offshore (SRI) Fund Limited and the institutional managed accounts for which Dorset Management Corporation provides investment management services disclaims beneficial ownership of securities reported as owned by any other party.

(15)	Based solely upon information set forth in a Form 4 and a Schedule 13D/A filed with the SEC on April 7, 2009 and April 8, 2009, respectively. The business address is 450 Seventh Avenue, Suite 509, New York, New York 10123. Wynnefield Partners Small Cap Value, L.P. has sole voting and investment power over 279,615 shares of common stock and 606,100 shares of common stock issuable upon exercise of warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010, Wynnefield Partners Small Cap Value, L.P. I has sole voting and investment power over 386,300 shares of common stock and 607,100 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2010, Wynnefield Small Cap Value Offshore Fund, Ltd. has sole voting and investment power over 1,657,254 shares of common stock and 1,542,500 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2010, Wynnefield Capital Management, LLC has sole voting and investment power over 665,915 shares of common stock and 56,000 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2010, Wynnefield Capital, Inc. has sole voting and investment power over 1,657,254 shares of common stock and 1,542,500 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2010, and each of Nelson Obus and Joshua Landes has sole voting and investment power over 2,323,169 shares of common stock and 1,598,588 shares of common stock issuable upon exercise of warrants within 60 days of March 31, 2010, but as to which each disclaims beneficial ownership except to the extent of his pecuniary interest therein. Wynnefield Capital Management, LLC is the sole general partner of Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I. Wynnefield Capital, Inc. is the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd. Each of Nelson Obus and Joshua Landes is a co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc.

(16)	Includes 12,847,898 shares of common stock issuable upon exercise of options and warrants and the conversion of convertible promissory notes within 60 days of March 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
          On January 21, 2009, Pet DRx agreed to issue and sell in a private placement an aggregate of up to $6,500,000 of its 12% senior secured convertible notes (“Senior Notes”), together with warrants (“Warrants”) to purchase up to 15,000,000 shares of Pet DRx’s common stock to certain investors. The private placement was consummated in three separate closings which occurred on January 21, 2009, February 4, 2009 and March 27, 2009. The investors participating in the private placement included, among others, Gene E. Burleson, the Chief Executive Officer and a director of Pet DRx who purchased $350,000 in Senior Notes and received 807,692.20 Warrants, Harry L. Zimmerman, the Chief Financial Officer of Pet DRx who purchased $50,000 in Senior Notes and received 115,384.60 Warrants, Dr. J. David Reed, the Senior Vice President of Operations and a director of Pet DRx who purchased $25,000 in Senior Notes and received 57,692.30 Warrants, Galen Partners and Camden Partners which collectively purchased $3,000,000 in Senior Notes and received 6,923,076.92 Warrants, Chicago Investments, Inc. which purchased $312,500 in Senior Notes and received 721,153.75 Warrants, Kanter Family Foundation which purchased $62,500 in Senior Notes and received 144,230.75 Warrants, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I (collectively, “Wynnefield Partners”) which collectively purchased $500,000 in Senior Notes and received 1,153,846 Warrants, Knott — Good Steward Trading Co. S.P.C., Knott — Knott Partners L.P., Knott — Knott Partners Offshore Master Fund L.P., Knott — Mulsanne Partners, L.P. and Knott — Shoshone Partners, L.P. (collectively, “Knott Partners”) which collectively purchased $500,000 in Senior Notes and received 1,153,846 Warrants. The Camden Partners entities are greater than 5% stockholders of Pet DRx, and Christopher Kersey, a director of Pet DRx, and Richard Johnston, a former director of Pet DRx, serve as managing members of Camden Partners Holdings, LLC, which serves as the general partner of the Camden entities. The Galen Partners entities are greater than 5% stockholders of Pet DRx and Zubeen Shroff, a director of Pet DRx, serves as a managing member of the general partner of Galen Partners IV, L.P. and Galen Partners International IV, L.P. Joel Kanter, a director of Pet DRx, is the President of the Kanter Family Foundation and his brother is the President and a director of Chicago Investments, Inc. Wynnefield Partners and Knott Partners are greater than 5% stockholders of Pet DRx.
Director Independence
          Our board of directors, which consists of six persons, has determined that Messrs. Kanter, Kersey, Martin and Shroff are “independent” as that term is defined under the rules and regulations of the Nasdaq Stock Market. In making these determinations, our Board considered the relationships described above. In addition, the Board considered the relationship of Mr. Kanter’s service as Pet DRx’s President and Secretary from its formation until the date of the Merger. The relationship did not violate Nasdaq listing standards, and the Board affirmatively determined that such relationship would not impact the independence of the applicable director.
Item 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees billed for professional services rendered by SingerLewak LLP and Eisner LLP for the years ended December 31, 2009 and 2008:

	Fiscal	Fiscal
	2009	2008
Audit Fees(1)	$267,000	$372,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$15,000	$—

Total Fees	$282,000	$372,000

(1)	For the fiscal years ended December 31, 2009 and 2008, SingerLewak, our principal accountant, billed fees of $267,000 and $372,000, respectively, for the audits of our year-end financial statements for 2009 and 2008 included in our Form 10-Ks and for review of our financial statements included in our Form 10-Qs during 2009 and 2008.

In 2009, SingerLewak billed us 15,000 for review of our financial statements included in the Registration Statement on Form S-3, as amended, filed on September 4, 2009.
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
Date: April 30, 2010
	By:	/s/ Gene E. Burleson
Gene E. Burleson
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX
Exhibits filed with this report are marked “*” in the table below.

Exhibit
No.	Description
31.1*	Section 302 Certification from Gene E. Burleson

31.2*	Section 302 Certification from Harry L. Zimmerman