Form 10-Q
period 2010-03-31
Pet DRx CORP
filed 2010-05-14
CIK 1331931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     At May 1, 2010, there were 23,753,460 shares of the Registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	March 31,
	2010	December 31,
	(unaudited)	2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,907	$2,650
Trade accounts receivable, net	372	385
Inventory, net	881	901
Prepaid expenses and other	1,314	1,155

Total current assets	5,474	5,091

Property and equipment, net	4,497	6,306
Other assets:
Goodwill	26,525	26,525
Other intangible assets, net	5,413	5,663
Restricted cash	425	425
Other	300	290

Total assets	$42,634	$44,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term obligations, net of debt discount	$4,334	$2,853
Accounts payable	1,663	1,583
Accrued payroll and other expenses	4,308	4,740
Obligations under capital leases, current portion	285	320
Deferred rent, current portion	10	9

Total current liabilities	10,600	9,505

Long-term liabilities:
Convertible debt, less current portion, net of debt discount	10,689	11,257
Term notes, less current portion	1,510	1,726
Warrant liabilities	3,684	2,914
Obligations under capital leases, less current portion	315	369
Deferred rent, less current portion	591	549

Total long term liabilities	16,789	16,815

Total liabilities	27,389	26,320

Stockholders’ equity:
Common stock, par value $0.0001, 90,000,000 shares authorized and 23,714,460 outstanding as of March 31, 2010 and December 31, 2009, respectively, net of treasury shares of 1,361,574 at March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in-capital	86,429	86,345
Accumulated deficit	(71,186)	(68,367)

Total stockholders’ equity	15,245	17,980

Total liabilities and stockholders’ equity	$42,634	$44,300

See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$15,709	$16,722
Direct costs	14,411	15,039

Hospital contribution	1,298	1,683
Selling, general, and administrative expenses	1,838	2,340

Loss from operations	(540)	(657)
Other income (expense)
Gain/(loss) on change in fair value of warrant liabilities	(770)	1,972
Interest income	1	2
Interest expense	(1,480)	(1,333)

Loss before provision for income taxes	(2,789)	(16)
Provision for income taxes	30	5

Net loss	$(2,819)	$(21)

Basic and diluted loss per common share	$(0.12)	$(0.00)

Shares used for computing basic and diluted loss per share	23,714	23,660
See Notes to Condensed Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows used in operating activities:
Net loss	$(2,819)	$(21)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	993	678
Amortization of debt discount	1,032	953
(Gain)/loss on change in fair value of warrant liabilities	770	(1,972)
Paid-in-kind interest on loans	217	118
Share-based compensation	84	171
Deferred rent	43	55
Other	(10)	—

Changes in operating assets and liabilities:
Accounts receivable	13	(21)
Inventory	20	45
Prepaid expenses and other	(159)	263
Accounts payable	80	176
Accrued payroll and other expenses	(432)	(1,606)
Other	—	5

Net cash used in operating activities	(168)	(1,156)

Cash flows provided by/(used in) investing activities:
Property and equipment additions	(72)	(89)
Proceeds from sale of Yucca building	1,150	—

Net cash provided by/(used in) investing activities	1,078	(89)

Cash flow (used in)/provided by financing activities:
Payment of debt waiver fees	—	(100)
Payment of debt financing costs	—	(307)
Deferral of legal settlement to term loan	—	131
Payments on notes payable	(564)	(549)
Payments on capital lease obligations	(89)	(55)
Net proceeds from 12% secured convertible notes	—	6,475

Net cash (used in)/provided by financing activities	(653)	5,595

Increase in cash and cash equivalents	257	4,350
Consolidated cash and cash equivalents at beginning of period	2,650	1,723

Consolidated cash and cash equivalents at end of period	$2,907	$6,073

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$165	$274

Schedule of non-cash investing and financing activities:
Retirement of debt to offset related party receivable	$—	$30
Common stock warrants issued as payment of offering costs	$—	$4,374
Property acquired with note payable	$12	$—
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
2. New Accounting Pronouncements
Adopted
     On January 1, 2010, Pet DRx adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these changes had no impact on the condensed consolidated financial statements.
     On January 1, 2010, Pet DRx adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the condensed consolidated financial statements.
     Effective January 1, 2010, Pet DRx adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the condensed consolidated financial statements.
     Effective January 1, 2010, Pet DRx adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the condensed consolidated financial statements.
     Effective January 1, 2010, Pet DRx adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note 12), the adoption of these changes had no impact on the condensed consolidated financial statements.
Issued
     In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for Pet DRx on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on the condensed consolidated financial statements, as Pet DRx does not currently have any such arrangements with its customers.
     In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for Pet DRx beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the condensed consolidated financial statements.
     In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for Pet DRx on July 1, 2010. Management has determined these changes will not have an impact on the condensed consolidated financial statements.
3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at March 31, 2010 was $26.5 million. No adjustments were made to goodwill during the three month period ended March 31, 2010.
     In addition to goodwill, we had amortizable intangible assets at March 31, 2010 and December 31, 2009 as follows (in thousands):

	As of March 31, 2010			As of December 31, 2009
	Gross	Accumulated	Net	Gross Carrying	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount
Covenants not-to-compete	$684	$(516)	$168	$684	$(478)	$206
Non-contractual customer relationships	8,118	(2,873)	5,245	8,118	(2,661)	5,457

Total	$8,802	$(3,389)	$5,413	$8,802	$(3,139)	$5,663

     Amortization expense related to intangible assets was approximately $0.3 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of March 31, 2010 is as follows (in thousands):

Remainder of 2010	$735
2011	891
2012	789
2013	716
2014	657
Thereafter	1,625

Total	$5,413

4. Property and Equipment, net
     Property and equipment, net at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Buildings	$930	$2,787
Leasehold improvements	1,047	1,047
Equipment	3,937	3,872
Furniture and equipment	606	606
Computer equipment & software	2,359	2,357
Construction-in-progress	53	37

Total property and equipment	8,932	10,706

Less-accumulated depreciation and amortization	(4,435)	(4,400)

Total property and equipment, net	$4,497	$6,306

     Depreciation and amortization expense, including the amortization of property under capital leases, for the three months ended March 31, 2010 and 2009 was $0.7 million and $0.4 million, respectively.
     In January 2010, the Company completed a sale and leaseback transaction of one of its buildings in California for $1.1 million, net of certain closing costs. The Company simultaneously entered into a five year lease from the buyers. While the Company did not record an impairment charge on the building, it did accelerate depreciation expense on the building, including approximately $0.4 million of additional depreciation expense in the three month period ended March 31, 2010.
5. Long-Term Obligations
     Long-term obligations consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

		March 31,	December 31,
		2010	2009
Convertible notes	Convertible notes payable, maturing from 2010 to 2014, secured by substantially all of the Company’s assets, various interest rates ranging from 7.0% to 12.5% (net of debt discounts of $3.2 million and $3.5 million) at March 31, 2010 and December 31, 2009, respectively.	$12,712	$11,464
Promissory notes	Notes payable, maturing from 2010 to 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 12.0%	3,640	4,100
Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 8.0%	182	272

	Total debt obligations	16,534	15,836
	Less-current portion, net of debt discount	(4,334)	(2,853)

	Long-term portion	$12,200	$12,983

     The future payments under long-term obligations as of March 31, 2010 are as follows:

Remainder of 2010	$3,346
2011	4,165
2012	612
2013	19,549
2014	585

Total	$28,257

     Certain convertible and promissory notes have a prepayment option at the note holders’ demand, for a portion or all of the outstanding balances after a certain amount of time has elapsed. As such, those amounts that can be called on demand by note holders as of March 31, 2010 have been classified as current maturities.
12% Senior Secured Convertible Notes
     In connection with the 12% Senior Notes, which were issued in the first quarter of 2009, we continue to accrue interest on the principal of the notes, charge interest expense for the accretion of the 184% premium, and amortize to interest expense, certain debt discounts associated with the notes. For the three month period ended March 31, 2010 and 2009, the Company accrued approximately $0.2 million and $0.1 million, respectively of interest expense and added this amount to the principal of the Senior Notes. For the three months ended March 31, 2010 and 2009, the Company also charged to interest expense approximately $0.7 million and $0.5 million respectively, and $0.3 million and $0.2 million, respectively, related to the accretion of the premium and amortization of debt discount.
Amendment to Convertible Note
     On March 29, 2010, one of our note holders amended their note that was issued in connection with the purchase of Valley Animal Medical Center effective July 1, 2008 (“2nd Amendment”). The 2nd Amendment delays the maturity date of the principal portion of the note from September 30, 2010 to April 1, 2011 and changes the interest rate owed on the principal portion of the loan from 8% to 10% starting April 1, 2010. Additionally, under the 2nd Amendment, the Company had to pay any outstanding interest accrued and unpaid as of the date of the amendment within 5 business days of the amendment taking effect. As a result of the 2nd Amendment, the Company has reclassified the $1.0 million principal amount from current portion of long-term debt, net of debt discount to Convertible Debt, net of debt discount in long-term liabilities in the accompanying condensed consolidated balance sheets at both March 31, 2010 and December 31, 2009.

6. Stockholders’ Equity
     As of March 31, 2010, there were 90,000,000 shares of common stock of Pet DRx authorized, with 23,714,460 shares outstanding. Additionally, 1,361,574 shares of common stock are held as treasury shares. The Company also had 10,000,000 shares of preferred stock authorized of which none were outstanding at March 31, 2010.
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
     The following table summarizes all activities of common stock warrants during the three months ended March 31, 2010:

	Number of
	Common	Weighted
	Stock	Average
	Warrants	Price
Outstanding, December 31, 2009	23,870,685	$2.11
Granted	—	—
Exercised	—	—
Cancelled	(7,645,833)[1]	$6.00

Outstanding and exercisable, March 31, 2010	16,224,852	$0.28

(1)	On March 17, 2010, these warrants expired by their terms and are no longer deemed outstanding.
     The following table summarizes information about the warrants outstanding at March 31, 2010:

		Remaining
		Contractual
	Warrants	Life
Exercise Price	Outstanding	(years)
$0.00	11,796	7.13
$0.10	15,320,986	5.83
$2.72	89,845	5.58
$3.11	740,160	5.83
$6.16	62,065	7.58

	16,224,852

7. Calculation of Loss Per Common Share
     Basic and diluted net loss per share is presented in conformity with the FASB’s guidance for earnings per share for all periods posted. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the losses of the Company.
     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Convertible debenture notes, if converted to common stock	2,654	731
Warrants for common stock	16,225	23,872
Options for common stock	3,606	3,480

Total	22,485	28,083

     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Net loss	(2,819)	(21)

Weighted average common shares outstanding:
Basic	23,714	23,660
Effect of dilutive common stock equivalents	—	—

Diluted	23,714	23,660

Basic and diluted net loss per common share	$(0.12)	$(0.00)

8. Share-Based Compensation
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
     We classify stock-based compensation in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Direct costs	$7	$10
Selling, general and administrative expenses	77	161

Total	$84	$171

Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

				Weighted
	Stock			Average
	Options		Weighted	Remaining
	Available		Average	Contractual	Aggregate
	for	Stock Options	Exercise	Life	Intrinsic
	Grant	Outstanding	Price	(years)	Value
Balance as of December 31, 2009	2,890	3,205	$2.05		$—
Granted	(425)	425	0.40
Exercised	—	—	—
Forfeited or canceled	24	(24)	0.35

Balance as of March 31, 2010	2,489	3,606	$1.86	8.51	$161

Vested at March 31, 2010	—	3,581	$1.87	8.51	$161
Exercisable at March 31, 2010	—	2,086	$2.38	8.25	$99

     The following table summarizes information about the options outstanding at March 31, 2010 (in thousands, except exercise prices and the weighted average remaining contractual life):

		Number	Weighted		Number
		Outstanding	Average	Weighted	Exercisable	Weighted
		As of	Remaining	Average	As of	Average
		March 31,	Contractual	Exercise	March 31,	Exercise
Range of Exercise Price		2010	Life (years)	Price	2010	Price
$0.20	$0.20	976	8.96	$0.20	653	$0.20
$0.28	$0.40	943	9.46	$0.34	161	$0.29
$0.50	$1.00	770	8.69	$0.88	570	$0.84
$2.50	$6.50	859	6.85	$5.98	663	$6.10
$6.70	$6.70	58	7.78	$6.70	39	$6.70

$0.20	$6.70	3,606	8.51	$1.86	2,086	$2.38

     As of March 31, 2010, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 1.6 years.
Calculation of Fair Value
     The fair value of our options to employees is estimated on the date of grant using the Modified Black-Scholes-Merton option-pricing model. We amortize the fair value of employee options on a straight-line basis over the requisite service period. The fair value of options to nonemployees is estimated throughout the requisite service period using the Modified Black-Scholes-Merton option-pricing model and the amount of share-based compensation expense recorded is affected each reporting period by changes in the estimated fair value of the underlying common stock until the options vest. We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.
     The following assumptions were used to determine the fair value of those options valued:

	March 31,	December 31,
	2010	2009
Weighted- average volatility (1)	29.0%	44.5%
Expected dividends	0.0%	0.0%
Expected term – employees (2)	4.0 years	4.7 years
Risk-free rate – employees (3)	1.9%	2.6%-3.3%

(1)	In 2009 and 2010, we estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimate the expected term for employees based on the simplified method. The expected term presented for nonemployees is based upon the option expiration date at the date of grant.
9. Fair Value
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
The fair value of our current and long-term debt instruments at March 31, 2010 is undeterminable due to the related party nature of the obligations and/or the financial circumstances around the issuance of the debt instruments
10. Contingencies
     We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations, or cash flows.
11. Warrant Liabilities
     As a result of adopting certain changes to the FASB’s guidance on embedded features of a convertible debt instrument, 892,070 of our issued and outstanding common stock warrants as of December 31, 2008 that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. Upon adoption of the change in accounting for the embedded features, we reclassified the fair value of the common stock warrants, which have exercise price reset features, from equity to liabilities as if these warrants had been treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in-capital by $1.9 million, increased beginning accumulated deficit by $1.9 million and recorded $18,000 to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. Additionally, the Company issued 15,320,986 warrants during the first quarter of 2009, which also qualified as derivative liabilities upon adoption of the changes.
     During the three months ended March 31, 2010, we recognized a total net loss of $0.8 million related to the first quarter mark-to-market adjustment of the warrant liabilities. These amounts were recorded in gain/(loss) on change in the fair value of warrant liabilities in the accompanying condensed consolidated statement of operations.
     These warrant liabilities have been measured in accordance with the FASB’s guidance of fair value. The valuation assumptions above are classified within Level 1 inputs. The following table represents the Company’s warrant liability activity:

December 31, 2009	$2,914
Mark-to-market adjustment to fair value at March 31, 2010	770

March 31, 2010	$3,684

     These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The following assumptions were used to determine the fair value of warrants at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Weighted- average volatility (1)	28.9%	29.9%
Expected dividends	0.0%	0.0%
Expected term (2)	2.8-7.6 years	3.0-7.8 years
Risk-free rate (3)	1.5%-3.4%	1.7%-3.5%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.
12. Subsequent Events
     Management evaluated all activity through the issue date of the condensed consolidated financial statements and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to the condensed consolidated financial statements.

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

     The Company cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Investors should keep this in mind as they consider forward-looking statements. Factors that may cause our plans, expectations, future financial condition and results to change are described under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.
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
Overview
General
     The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of March 31, 2010, we owned and operated twenty-three veterinary hospitals located in northern and southern California. Our hospital operations are conducted by our subsidiaries.
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
Overview of Our Financial Results
(Amounts relate to continuing operations unless otherwise note)
     For the three month period ended March 31, 2010, net revenue was $15.7 million, a decrease of 6.1% over the same time period in the prior year. The net loss for the three month period ended March 31, 2010 was approximately $2.8 million, versus a net loss in the prior year first quarter of $21,000. Basic and diluted net loss per share was $(0.12) for the three months ended March 31, 2010 as compared to a net loss per share of $(0.00) for the three months ended March 31, 2009.
     The revenue decrease in the first three months of 2010 versus 2009 was primarily due to a continued decrease in volume of business resulting from the economic decline in California during the first quarter of 2010. The increase in net loss and net loss per share was primarily a result of non-cash losses sustained during the first quarter of 2010 from the change in fair value of the warrant liabilities in the amount of $0.8 million compared with a net gain in the same time period one year ago of $2.0 million.
     Cash used in operations in the first quarter of 2010 of $168,000 was primarily a result of the $2.8 million net loss incurred in that period offset by non-cash charges of $1.0 million, $1.0 million, and $0.8 million for depreciation and amortization, amortization of debt discounts, and loss on change in fair value of warrant liabilities, respectively. Cash used in operations for the three months ended March 31, 2009 was $1.2 million and was primarily driven by the net loss of $21,000, the $2.0 million gain on change in fair value of warrant liabilities, and the $1.6 million reduction in accrued payroll and other expenses during the quarter, offset by non-cash expenses for depreciation and amortization as well as debt discount amortization of $0.7 million and $1.0 million, respectively. Cash provided by investing activities during the first quarter of 2010 of $1.1 million was primarily from the net proceeds received from the sale of one of the Company-owned buildings in January 2010. Cash used in investing activities during the first quarter of 2009 was for purchases of property and equipment at the corporate headquarters and various animal hospital locations. Cash used in financing activities for the first quarter of 2010 was for recurring payments on outstanding term loans and capital leases. Cash provided by financing activities in the first quarter of 2009 was primarily a result of the $6.5 million received from the sale by the Company of its 12% Senior Secured Convertible Notes.
     We had a working capital deficit of $5.1 million at March 31, 2010 as compared to a working capital deficit of $4.4 million at December 31, 2009.

Results of Our Operations
Three Months Ended March 31, 2010 and 2009
(In millions, except percentages)
Revenue

	For The Three Months ended
	March 31,		%
	2010	2009	Change
Revenue	$15.7	$16.7	(6.1)%
     Revenues decreased $1.1 million, or 6.1%, during the three months ended March 31, 2010 as compared to the same time period in the prior year. The decrease in revenue was primarily a result of continued decreased volumes as a result of the economic environment of California where all of our hospitals are located.
Direct Costs

	For The Three Months ended
	March 31,		%
	2010	2009	Change
Total direct costs	$14.4	$15.0	(4.2)%
Hospital Contribution Margin as a percentage of total net revenue	8.3%	10.1%
     Direct costs decreased $0.6 million, or 4.2%, in the first three months of 2010 as compared to the first three months of 2009. The decrease in direct costs was partially due to a $0.5 million reduction in total compensation paid to veterinarians due to the lower revenues achieved, coupled with reductions in both employed and contracted veterinarian staff. Further decreasing direct costs was a reduction in hospital staff costs, which decreased $0.4 million also as a result of lower customer traffic. Additionally, as a result of the reduction in both veterinarian and staff wages, the associated payroll related taxes and benefits incurred by the Company decreased by approximately $0.3 million from the first quarter of 2010 as compared to first quarter of 2009.
     The reduction in direct costs was offset by a $0.4 million one-time acceleration of depreciation expense as a result of the sale and leaseback transaction we entered into in January 2010. In addition to the increase in depreciation, there was an increase of $0.1 million in cost of goods sold resulting from vendor price increases introduced at the beginning of 2010.
     Selling, General and Administrative (“SG&A”)

	For The Three Months ended
	March 31,		%
	2010	2009	Change
Selling, general and administrative	$1.8	$2.3	(21.5)%
As a percentage of total net revenue	11.7%	14.0%

     SG&A expenses decreased by $0.5 million, or 21.5%, for the three months ended March 31, 2010 as compared to the same time period in the prior year. The decrease in SG&A was primarily due to a decrease of $0.3 million in staff and other payroll related costs at the corporate level as a result of a small reduction in the total number of staff in response to the lower revenue levels as a result of the ailing economy. Further reducing SG&A expenses was a reduction in stock compensation expense incurred in the first quarter of 2010 versus 2009, which decreased approximately $0.1 million due to reduction in the level of stock option grants issued in 2009 as compared to previous years. Additionally, many of the largest stock option amounts granted in previous years were fully vested by the end of 2009.
Interest Expense

	For The Three Months ended
	March 31,		%
	2010	2009	Change
Interest expense	$1.5	$1.3	11.0%
As a percentage of total net revenue	9.4%	8.0%
     The increase in interest expense of $0.1 million from the three months ended March 31, 2010 compared to the same period in 2009 was a result of the Company’s 12% Senior Notes that were sold by the Company during the first quarter of 2009 being outstanding for a full quarter in 2010 versus a partial quarter in 2009 coupled with the increase in the principal amount of the 12% Senior Notes as a result of the interest incurred in 2009 being added to the principal balance of the note by the end of 2009.
Liquidity and Capital Resources
     As of March 31, 2010, we had cash and cash equivalents of $2.9 million and a working capital deficit of $5.1 million. Management believes that the Company has sufficient cash to meet its operating needs for 2010.
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
     Cash used in operating activities for the first three months of 2010 was $0.2 million as compared to $1.2 million in the same time period one year ago. The $0.2 million of net cash used in the operating activities was primarily the result of the $2.8 million net loss incurred by the Company, offset by certain non-cash expenses including $1.0 million, $1.0 million, and $0.8 million for depreciation and amortization expenses, amortization of certain debt discounts, and from the change in fair value of warrant liabilities, respectively. The $1.2 million of net cash used in operating activities for the first quarter of 2009 resulted from the $21,000 net loss, the $2.0 million gain on change in fair value of warrant liabilities, and the $1.6 million decrease in accrued payroll and other expenses as the Company paid down certain expenses that built up while the Company was anticipating the closing of the 12% Secured Convertible Notes. These fluctuations were offset somewhat by the $0.7 million and $1.0 million of non-cash expenses from depreciation and amortization and amortization of debt discounts, respectively.
Cash Flows from Investing Activities
     Cash provided by investing activities in the first three months of 2010 of $1.1 million was primarily from the net proceeds received from the sale of one of its Company-owned buildings, offset by purchases of equipment for various hospital locations. Cash used in investing activities of $0.1 million during the first quarter of 2009 was for purchases of equipment at various hospital locations.

Cash Flows from Financing Activities
     Cash used in financing activities in the first quarter of 2010 of $0.7 million was a result of recurring payments made on certain term loans and capital leases. Cash provided by financing activities during the first quarter of 2009 was primarily attributable to the $6.5 million of net proceeds received from the sale of the 12% Senior Notes, offset by $0.5 million of payments on term notes issued in prior years in conjunction with the purchase of animal hospitals and $0.3 million of fees incurred in connection with issuance of the 12% Senior Notes.
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
     The following table presents a reconciliation of our computation of Adjusted EBITDA for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,	March 31,
	2010	2009
Net loss	$(2,819)	$(21)

Depreciation	743	412
Amortization	250	266
Gain/(loss) on change in fair value of warrant liabilities	770	(1,972)
Interest expense, net	1,479	1,333
Income taxes	30	5

Adjusted EBITDA	$453	$23

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
     The following table presents a reconciliation of our computation of Hospital EBITDA for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,	March 31,
	2010	2009
Hospital contribution	$1,298	$1,683

Depreciation at hospitals	325	325
Amortization at hospitals	250	266

Hospital EBITDA	$1,873	$2,274

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2010, that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 6. Exhibits.

Exhibit No.	Description
31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: May 14, 2010	By:	/s/ Harry L. Zimmerman
Harry L. Zimmerman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification from Gene E. Burleson.

31.2*	Section 302 Certification from Harry L. Zimmerman.

32.1*	Section 906 Certification from Gene E. Burleson.

32.2*	Section 906 Certification from Harry L. Zimmerman.

*	Filed or furnished herewith.