Form 10-Q
period 2010-06-30
Pet DRx CORP
filed 2010-08-23
CIK 1331931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-34085
PET DRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2517815 (I.R.S. Employer Identification No.)

215 Centerview Drive, Suite 360 Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)
(615) 369-1914
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐(Not yet applicable to the registrant)
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Non-accelerated filer ☐	Large accelerated filer ☐	Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At July 1, 2010, there were 32,783,225 shares of the Registrant’s common stock outstanding.

PET DRX CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,161	$2,650
Trade accounts receivable, net	469	385
Inventory, net	885	901
Prepaid expenses and other	1,018	1,155

Total current assets	5,533	5,091

Property and equipment, net	4,484	6,306
Goodwill	26,525	26,525
Other intangible assets, net	5,166	5,663
Restricted cash	—	425
Other	316	290

Total assets	$42,024	$44,300

Liabilities And Stockholders’ (Deficit) Equity

Current Liabilities:
Current portion of long-term obligations, net of debt discount	$20,340	$2,853
Accounts payable	1,849	1,583
Accrued interest	8,424	129
Accrued payroll and other expenses	8,600	4,611
Warrant liabilities	3,527	—
Obligations under capital leases, current portion	444	320
Deferred rent, current portion	11	9

Total current liabilities	43,195	9,505

Long-term liabilities:
Convertible debt, less current portion, net of debt discount	—	11,257
Term notes, less current portion	—	1,726
Warrant liabilities	—	2,914
Obligations under capital leases, less current portion	332	369
Deferred rent, less current portion	630	549

Total long term liabilities	962	16,815

Total liabilities	44,157	26,320

Stockholders’ (deficit) equity:
Common stock, par value $0.0001, 90,000,000 shares authorized, 23,753,760 and 23,714,460 outstanding as of June 30, 2010 and December 31, 2009, respectively, net of treasury shares of 1,361,574 at June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in-capital	86,698	86,345
Accumulated deficit	(88,833)	(68,367)

Total stockholders’ (deficit) equity	(2,133)	17,980

Total liabilities and stockholders’ (deficit) equity	$42,024	$44,300

See Notes to Condensed, Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$15,358	$16,702	$31,067	$33,424
Direct costs	14,530	14,848	28,941	29,887

Hospital contribution	828	1,854	2,126	3,537
Selling, general, and administrative expenses	6,326	2,220	8,164	4,560

Loss from operations	(5,498)	(366)	(6,038)	(1,023)
Gain (loss) on change in fair value of warrant liabilities	157	(5,565)	(613)	(3,593)
Interest income	—	4	1	6
Interest expense	(12,322)	(1,456)	(13,802)	(2,789)

Loss before provision for income taxes	(17,663)	(7,383)	(20,452)	(7,399)
(Benefit) provision for income taxes	(16)	—	14	5

Net loss	$(17,647)	$(7,383)	$(20,466)	$(7,404)

Basic and diluted loss per common share	$(0.74)	$(0.31)	$(0.86)	$(0.31)

Shares used for computing basic and diluted loss per share	23,775	23,660	23,775	23,660
See Notes to Condensed, Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows (used in) provided by operating activities:
Net loss	$(20,466)	$(7,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,599	1,345
Amortization of debt discount	4,981	1,986
Loss on change in fair value of warrant liabilities	613	3,593
Paid-in-kind interest on loans	433	313
Share-based compensation	345	323
Impairment of fixed assets	—	59
Deferred rent	83	105
Restricted cash	425	—
Other	(26)	—

Changes in operating assets and liabilities:
Accounts receivable	(84)	(79)
Inventory	16	47
Prepaid expenses and other	137	42
Accounts payable	266	(970)
Accrued payroll and other expenses	12,284	(1,694)
Other	—	5

Net cash provided by (used in) operating activities	606	(2,329)

Cash flows provided by investing activities:
Property and equipment additions	(167)	(146)
Proceeds from sale of assets	1,150	841

Net cash provided by investing activities	983	695

Cash flow (used in) provided by financing activities:
Payment of debt waiver fees	—	(100)
Payment of debt financing costs	—	(307)
Deferral of legal settlement to term loan	—	21
Payments on notes payable	(922)	(1,693)
Payments on capital lease obligations	(164)	(140)
Net proceeds from 12% secured convertible notes	—	6,500
Proceeds from stock option exercise	8	—

Net cash (used in) provided by financing activities	(1,078)	4,281

Increase in cash and cash equivalents	511	2,647
Consolidated cash and cash equivalents at beginning of period	2,650	1,723

Consolidated cash and cash equivalents at end of period	$3,161	$4,370

Supplemental disclosures of cash flow information:
Interest	$309	$414

Supplemental schedule of noncash investing and financing activities:
Retirement of debt to offset related party receivable	$—	$141
Common stock warrants issued as payment of offering costs	$—	$4,374
See Notes to Condensed, Consolidated Financial Statements

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited condensed, consolidated financial statements of Pet DRx Corporation and subsidiaries (“Pet DRx,” the “Company,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In our opinion, the condensed, consolidated financial statements include all normal and recurring adjustments necessary for fair presentation and represent our accounts after the elimination of intercompany transactions. Interim results are not necessarily indicative of expected results for a full year.
     The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
2. New Accounting Pronouncements
Adopted
     On January 1, 2010, Pet DRx adopted changes issued by the Financial Accounting Standards Board (“FASB”) to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these changes had no impact on the condensed, consolidated financial statements.
     On January 1, 2010, Pet DRx adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the condensed, consolidated financial statements.
     Effective January 1, 2010, Pet DRx adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the condensed, consolidated financial statements.

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. New Accounting Pronouncements, continued
     Effective January 1, 2010, Pet DRx adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the condensed, consolidated financial statements.
     Effective January 1, 2010, Pet DRx adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note 13), the adoption of these changes had no impact on the condensed, consolidated financial statements.
Issued
     In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for Pet DRx on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on the condensed, consolidated financial statements, as Pet DRx does not currently have any such arrangements with its customers.
     In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for Pet DRx beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the condensed, consolidated financial statements.
     In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for Pet DRx on July 1, 2010. Management has determined these changes will not have an impact on the condensed, consolidated financial statements.

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The goodwill balance at June 30, 2010 was $26.5 million. No adjustments were made to goodwill during the six month period ended June 30, 2010.
     In addition to goodwill, we had amortizable intangible assets at June 30, 2010 and December 31, 2009 as follows (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$684	$(551)	$133	$684	$(478)	$206
Non-contractual customer relationships	8,118	(3,085)	5,033	8,118	(2,661)	5,457

Total	$8,802	$(3,636)	$5,166	$8,802	$(3,139)	$5,663

     Amortization expense related to intangible assets was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively, and was $0.3 million and $0.5 million for the three and six month ended June 30, 2009, respectively.
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of June 30, 2010 is as follows (in thousands):

Remainder of 2010	$488
2011	891
2012	789
2013	716
2014	657
Thereafter	1,625

Total	$5,166

4. Property and Equipment, net
     Property and equipment, net at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Buildings	$930	$2,787
Leasehold improvements	1,068	1,047
Equipment	4,252	3,872
Furniture and equipment	611	606
Computer equipment & software	2,381	2,357
Construction-in-progress	36	37

Total property and equipment	9,278	10,706

Less-accumulated depreciation and amortization	(4,794)	(4,400)

Total property and equipment, net	$4,484	$6,306

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. Property and Equipment, net, continued
     Depreciation and amortization expense, including the amortization of property under capital leases, for the three and six months ended June 30, 2010 was $0.4 million and $1.1 million, respectively, and was $0.4 million and $0.8 million for the three and six months ended June 30, 2009, respectively.
     In January 2010, the Company completed a sale and leaseback transaction of one of its buildings in California for $1.1 million, net of certain closing costs. The Company simultaneously entered into a five year lease from the buyers. While the Company did not record an impairment charge on the building, it did accelerate depreciation expense on the building, including approximately $0.4 million of additional depreciation expense for the three month period ended March 31, 2010.
5. Long-Term Obligations
     Long-term obligations consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

		June 30,	December 31,
		2010	2009
Convertible notes	Convertible notes payable, maturing from 2010 to 2014, secured by substantially all of the Company’s assets, various interest rates ranging from 7.0% to 12.5%, net of debt discount(1) of $3.5 million at December 31, 2009	$16,878	$11,464

Promissory notes	Notes payable, maturing from 2010 to 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 6.5% to 12.0%	3,342	4,100

Earn-out notes	Notes payable, various maturities through 2010, interest rates ranging from none to 8.0%	120	272

	Total debt obligations	20,340	15,836
	Less-current portion, net of debt discount	(20,340)	(2,853)

	Long-term portion	$—	$12,983

(1)	The unamortized debt discount on the long-term obligations was written off to interest expense during the quarter ended June 30, 2010. On June 2, 2010, the Company and VCA Antech, Inc., entered into a definitive merger agreement, see Note 12, Merger Agreement, for a more detailed discussion, whereby VCA Antech, Inc., in a two-step transaction will purchase all of the outstanding common shares of the Company. The proceeds from the sale of the Company will first be applied to pay down all, or substantially all, of the Company’s debt; accordingly all debt balances have been classified as current in the condensed, consolidated balance sheet as of June 30, 2010, and debt discount and debt premiums were expensed. In addition, all future payments under long-term obligations as of June 30, 2010 are reflected as to be paid during the remainder of 2010.
     The future payments under long-term obligations as of June 30, 2010 are as follows:

Remainder of 2010	$28,700

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Long-Term Obligations, continued
12% Senior Secured Convertible Notes
     In connection with the 12% Senior Notes, which were issued in the first quarter of 2009, the Company accrued interest on the notes of $0.2 million and $0.4 million for the three and six month periods ended June 30, 2010, respectively, and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2009 respectively, which was added to the principal of the Senior Notes.
     In accordance with the aforementioned definitive Merger Agreement, see Note 12, any related debt premiums will be paid off at the closing of the equity purchase, as such all remaining premium to be accreted was recorded to accrued interest and interest expense during the quarter ended June 30, 2010. Also, all unamortized debt discount was fully expensed during the quarter ended June 30, 2010. Interest expense charged related to the accretion of the premium was $8.6 million and $0.7 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $9.3 million and $1.2 million for the six months ended June 30, 2010 and June 2009, respectively. Interest expense charged related to the amortization of the debt discount was $3.2 million and $0.3 million for the three months ended June 30, 2010 and June 30, 2009, respectively and $3.5 million and $0.5 million for the six months ended June 30, 2010 and June 30, 2009, respectively.
Amendment to Convertible Note
     On March 29, 2010, one of our note holders amended their note that was issued in connection with the purchase of Valley Animal Medical Clinic effective July 1, 2008 (“2nd Amendment”). The 2nd Amendment delays the maturity date of the principal portion of the note from September 30, 2010 to April 1, 2011 and changes the interest rate owed on the principal portion of the loan from 8% to 10% starting April 1, 2010. Additionally, under the 2nd Amendment, the Company had to pay any outstanding interest accrued and unpaid as of the date of the amendment within five business days of the amendment taking effect.
6. Stockholders’ Equity
     As of June 30, 2010, there were 90,000,000 shares of common stock of Pet DRx authorized, with 23,753,760 shares outstanding. Additionally, 1,361,574 shares of common stock are held as treasury shares. The Company also had 10,000,000 shares of preferred stock authorized of which none were outstanding at June 30, 2010.
Common Stock Warrants
     The Company has issued warrants to purchase common shares of the Company either as compensation for consultants and vendors or as additional incentive for investors and lenders. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid-in-capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Modified Black-Scholes option-pricing model.

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Calculation of Loss Per Common Share
     Basic and diluted net loss per share is presented in conformity with the FASB’s guidance for earnings per share for all periods posted. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, or converted into common stock, or resulted in the issuance of common stock that then shares in the losses of the Company.
     The following stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Convertible debenture notes, if converted to common stock	2,654	1,413
Warrants for common stock	16,225	23,871
Options for common stock	3,331	3,474

Total	22,210	28,758

     Options and warrants, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.
     Basic and diluted loss per common share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	(17,647)	(7,383)	(20,466)	(7,404)

Weighted average common shares outstanding:
Basic	23,775	23,660	23,775	23,660
Effect of dilutive common stock equivalents	—	—	—	—

Diluted	23,775	23,660	23,775	23,660

Basic and diluted net loss per common share	$(0.74)	$(0.31)	$(0.86)	$(0.31)

8. Share-Based Compensation
     Under the 2004 Employee Stock Option Plan (“2004 Plan”), up to 2,255,175 shares of our common stock were eligible to be granted to key employees. The 2004 Plan permitted the issuance of new shares or shares from treasury upon the exercise of options. In January 2008, the Company adopted the Pet DRx 2007 Stock Incentive Plan (“2007 Plan”), which authorized another 2,700,000 shares of our common stock to be granted as options. On July 28, 2009, at our annual meeting of stockholders, our shareholders approved an amendment to the 2007 Plan that increased the number of shares of the Company’s common stock reserved for issuance under the 2007 Plan by 2,500,000 shares to an aggregate of 5,200,000 shares (the “2007 Amendment”). Our Board of Directors had authorized the termination of the 2004 Plan, which took effect upon the approval and the implementation of the 2007 Amendment. Accordingly, no additional awards may be made under the 2004 Plan; however, the validity of options issued and outstanding under the 2004 Plan as of the termination date will not be affected.
     We classify stock-based compensation in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct costs	$—	$8	$7	$18
Selling, general and administrative expenses	261	143	338	305

Total	$261	$151	$345	$323

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Share-Based Compensation, continued
Stock Option Activity
     A summary of our stock option activity is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

	Stock		Weighted
	Options	Stock	Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
Balance as of December 31, 2009	2,890	3,205	$2.05
Granted	(425)	425	0.40
Exercised	—	—	—
Forfeited or canceled	24	(24)	0.35

Balance as of March 31, 2010	2,489	3,606	$1.86

Granted	—	—	—
Exercised	—	(39)	0.20
Forfeited or canceled	236	(236)	4.47

Balance as of June 30, 2010	2,725	3,331	$1.68

Vested at June 30, 2010	—	3,331	$1.68
Exercisable at June 30, 2010	—	2,062	$2.15

     In accordance with the Merger Agreement, see Note 12, at the effective time of the merger, each outstanding and unexercised stock option, whether or not vested or exercisable, will be cancelled, and each holder of a cancelled option will have the right to receive an amount in cash equal to $0.33523 less the exercise price and any applicable taxes. Options with exercise prices greater than $0.33523 will be cancelled without payment. During the quarter ended June 30, 2010 we accelerated all unvested stock options and recorded approximately $0.3 million as compensation expense.
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
     The carrying amount of our cash and equivalents, receivables, and accounts payable reported in the condensed, consolidated balance sheets approximates fair value because of the short maturity of those instruments.
     The fair value of our debt instruments at June 30, 2010 approximates carrying value as all, or substantially all, of the Company debt is to be paid off using the proceeds from the sale of the Company to VCA Antech, Inc., see Note 12, Merger Agreement, and Note 13, Subsequent Events. Accordingly, all of our debt balances have been classified as current in our condensed, consolidated balance sheet as of June 30, 2010. In addition, approximately $7.7 million of previously unrecorded debt premium has been fully accreted and is included in accrued interest in our condensed, consolidated balance sheet as of June 30, 2010.
10. Contingencies
     On June 15, 2010, a lawsuit, Phaneendra Kondiona vs. Gene Burleson, et al. No. 38538, was filed in connection with the definitive merger agreement between the Company and VCA Antech, Inc.; see Note 12, Merger Agreement. The action, brought by plaintiffs who are purported stockholders of the Company, individually and on behalf of a putative class of stockholders, alleges that the defendant breached fiduciary duties in connection with the approval of the merger. The complaint seeks to enjoin the consummation of the merger, or alternatively, rescission or damages. The Company denies the allegations contained in the complaint, and intends to vigorously defend the lawsuit. However, there can be no assurance that the Company will be successful in such defense.
     We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations, or cash flows.

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Warrant Liabilities
     As a result of adopting certain changes to the FASB’s guidance on embedded features of a convertible debt instrument, 892,070 of our issued and outstanding common stock warrants as of December 31, 2008 that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. Upon adoption of the change in accounting for the embedded features, we reclassified the fair value of the common stock warrants, which have exercise price reset features, from equity to liabilities as if these warrants had been treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in-capital by $1.9 million, increased beginning accumulated deficit by $1.9 million and recorded $18,000 to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. Additionally, the Company issued 15,320,986 warrants during the first quarter of 2009, which also qualified as derivative liabilities.
     During the three and six months ended June 30, 2010, we recognized a net gain of $0.2 million and a net loss of $0.6 million, respectively, related to the mark-to-market adjustment of the warrant liabilities. These amounts were recorded in gain/(loss) on change in the fair value of warrant liabilities in the accompanying condensed, consolidated statement of operations. The balance of warrant liabilities as of June 30, 2010 has been classified to current liabilities as the warrants will be cancelled in accordance with the Merger Agreement, see Note 12.
     These warrant liabilities have been measured in accordance with the FASB’s guidance of fair value. The valuation assumptions below are classified within Level 1 inputs. The following table represents the Company’s warrant liability activity:

Balance as of December 31, 2009	$2,914
Mark-to-market adjustment to fair value at March 31, 2010	770

Balance as of March 31, 2010	3,684
Mark-to-market adjustment to fair value at June 30, 2010	(157)

Balance as of June 30, 2010	$3,527

     These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The following assumptions were used to determine the fair value of warrants at June 30, 2010, March 31, 2010 and December 31, 2009:

	June 30,	March 31,	December 31,
	2010	2010	2009
Weighted- average volatility (1)	28.9%	28.9%	29.9%
Expected dividends	0.0%	0.0%	0.0%
Expected term (2)	0.003 years	2.8-7.6 years	3.0-7.8 years
Risk-free rate (3)	0.1%	1.5% - 3.4%	1.7% - 3.5%

(1)	We estimated the volatility of our common stock on the valuation date based on historical volatility of the common stock of a peer group of public companies as the Company has limited stock price history and it would not be practical to use internal volatility.

(2)	The expected term represents the period of time that we expect the warrants to be outstanding. In conjunction with our sale to VCA Antech, Inc., see Note 13, Subsequent Events, all of the outstanding warrants at June 30, 2010 will be cancelled and paid out in accordance with the Merger Agreement, see Note 12, Merger Agreement.

(3)	The risk-free interest rate is based on the implied yield in effect on U.S. Treasury zero-coupon issues with equivalent remaining terms.

PET DRX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Merger Agreement
     On June 2, 2010, the Company entered into a Merger Agreement with Snow Merger Acquisition, Inc., an indirect wholly-owned subsidiary of VCA Antech, Inc. Pursuant to the agreement the buyer will merge with and into the Company, with the Company being the surviving entity and an indirect wholly-owned subsidiary of VCA Antech, Inc. Upon the closing of the merger the remaining stockholders of the Company will receive cash for each share of Company common stock beneficially owned as of the merger closing in an amount currently estimated to be in the range of $0.34 — $0.36 for each share. Additionally upon the merger closing, each outstanding and unexercised stock option and warrant to purchase Company common stock, whether or not vested or exercisable, will be cancelled in exchange for a cash payment equal to the excess, if any, of the per share merger consideration over the applicable exercise price per share of Company common stock. During the quarter ended June 30, 2010, the Company recorded approximately $0.3 million related to the accelerated stock options.
13. Subsequent Events
     On July 1, 2010, VCA Antech, Inc. (“VCA”) an animal healthcare company in the United States acquired a controlling interest in the Company. Under the merger agreement, see Note 12, Merger Agreement, VCA will acquire all of the outstanding shares of the Company in a two-step transaction for a total purchase price of $41.3 million, which will be applied first to pay down approximately $28.7 million in debt. Step two of the transaction is expected to be completed by the end of the third quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed, consolidated financial statements and notes thereto provided under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). The Company’s disclosure and analysis in this Form 10-Q contain some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that set forth anticipated results based on management’s plans and assumptions. From time to time, the Company also provides forward-looking statements in other materials it releases to the public, as well as oral forward-looking statements. Such statements give the Company’s current expectations or forecasts of future events; they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, future performance or results of current and anticipated services, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.
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
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of the date of this report, and the Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in its reports to the SEC filed after the date hereof at the SEC’s website at www.sec.gov.
Overview
General
     The Company is a provider of primary and specialty veterinary care services to companion animals through a network of veterinary hospitals. As of June 30, 2010, we owned and operated twenty-three veterinary hospitals located in northern and southern California. Our hospital operations are conducted by our subsidiaries.
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
     On July 1, 2010, VCA Antech, Inc. (“VCA”) a leading animal healthcare company in the United States acquired a controlling interest in the Company, see Note 13, Subsequent Events, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q, VCA will acquire all of the outstanding shares of the Company in a two-step transaction for a total purchase price of $41.3 million. Pursuant to the merger agreement, see Note 12, Merger agreement, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q, the Company will be an indirect wholly-owned subsidiary of VCA Antech, Inc.

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
Overview of Our Financial Results
     For the three and six months ended June 30, 2010, net revenue was $15.4 million and $31.1 million, respectively, a decrease of 8.0% and 7.1%, respectively, over the same periods in the prior year. The net loss for the three and six months ended June 30, 2010 was $17.6 million and $20.5 million, respectively, an increase in losses of 139.0% and 176.4%, respectively, over the same periods in the prior year. Basic and diluted net loss per share was $0.74 for the three months ended June 30, 2010 and $0.86 for the six months ended June 30, 2010 as compared to a net loss per share of $0.31 for the three and six months ended June 30, 2009.
     The revenue decrease in the first six months of 2010 versus 2009 was primarily due to a continued decrease in volume of business resulting from the current economic conditions in California. The increase in net loss and net loss per share was primarily a result of the accrual of debt prepayment penalties associated with the pending payoff of all, or substantially all, of our debt in accordance with the VCA Antech, Inc. acquisition, see Note 12, Merger Agreement, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q, partially offsetting the increase was a reduction of non-cash losses in 2010 in comparison to 2009 from the change in fair value of the warrant liabilities. The changes in fair value of warrant liabilities for the three and six months ended

June 30, 2010 were a gain of $0.2 million and a loss of $0.6 million, respectively, versus losses of $5.6 million and $3.6 million for the comparable periods in the prior year.
     For the six months ended June 30, 2010 cash provided from operations was $0.6 million compared with cash used in operations of $2.3 million for the first six months ended June 30, 2009. For the six months ended June 30, 2010 net loss of $20.5 million was more than offset primarily by non-cash charges of $1.6 million, and $5.0 million for depreciation and amortization, and amortization of debt discounts, respectively, and $12.6 million in working capital changes, a decreased workforce reduced the amount of payroll and related liabilities paid during the six months ended June 30, 2010 while amounts for incremental interest and debt premium related to the pending payoff of all, or substantially all of, the company debt in accordance with the aforementioned merger with VCA Antech, Inc. remained unpaid as of the end of the quarter. For the six months ended June 30, 2009 cash used in operations was primarily due to the net loss of $7.4 million, the $1.0 million reduction in accounts payable, and the $1.7 million reduction in accrued payroll and other expenses during the six months, offset by non-cash expenses for depreciation and amortization, as well as amortization of debt discounts, coupled with the non-cash $3.6 million loss on the change in fair value of warrant liabilities.
     Cash provided by investing activities during the first six months of 2010 was primarily from the net proceeds received from the sale of one of the Company-owned buildings in January 2010, partially offset by purchases of equipment at various animal hospital locations. Cash provided by investing activities during the six months 2009 was from the sale of a vacant building owned by the Company, offset by purchases of equipment at various animal hospital locations.
     Cash used in financing activities for the six months of 2010 was for recurring payments on outstanding term loans and capital leases. Cash provided by financing activities for the six months of 2009 was primarily a result of proceeds from the issuance of 12% Senior Secured Convertible Notes, partially offset by recurring debt principal and capital lease payments.
     We had a working capital deficit of $37.7 million at June 30, 2010 as compared to a working capital deficit of $4.4 million at December 31, 2009. The increase in the deficit was primarily due to the classification of all of the long-term obligations and warrant liabilities as current and the accrual of the entire premium related to the 12% senior term notes, which will be paid in full in accordance with the terms of the aforementioned VCA Antech, Inc. merger.
Results of Operations
     The following tables are for the three and six months ended June 30, 2010 and 2009, and are in millions, except for percentages:
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Revenues	$15.4	$16.7	(8.0)%	$31.1	$33.4	(7.1)%
     Revenues decreased $1.3 million, or 8.0%, and $2.3 million, or 7.1%, during the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. The decrease in revenue was primarily a result of continued decreased volumes as a result of the current economic conditions in California where all of our hospitals are located.

Direct Costs

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total direct costs	$14.5	$14.8	(2.1)%	$28.9	$29.9	(3.2)%
Hospital Contribution margin as a percentage of total net revenue	5.4%	11.1%		6.8%	10.6%
     Direct costs decreased $0.3 million, or 2.1% and $1.0 million, or 3.2% for the three months and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The decrease in direct costs was partially due to $0.3 million and $0.8 million reduction in total compensation paid to veterinarians for the three and six months ended June 30, 2010, respectively, as compared to the comparable periods in the prior year, due to the lower revenues achieved, coupled with reductions in both employed and contracted veterinarian staff. Further decreasing direct costs was a reduction in hospital staff costs, which decreased $0.2 million and $0.4 million for the three and six months ended June 30, 2010, respectively, also as a result of lower customer traffic. Additionally, as a result of the reduction in both veterinarian and staff wages, the associated payroll related taxes and benefits incurred by the Company decreased by approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively, as compared to the comparable periods in the prior year. These direct cost decreases were partially offset by a $0.5 million and $0.6 million increase in cost of goods sold for the three and six months ended June 30, 2010, respectively, as compared to the prior year comparable periods related vendor price increases introduced at the beginning of 2010.
     The reduction in direct costs for the six month period ended June 30, 2010 was also offset by a $0.4 million one-time acceleration of depreciation expense as a result of the sale and leaseback transaction we entered into in January 2010.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative	$6.3	$2.2	185.0%	$8.2	$4.6	79.0%
As a percentage of total net revenue	41.2%	13.3%		26.3%	13.6%
     SG&A increased by $4.1 million and $3.6 million for the three and six months ended June 30, 2010, respectively, compared to the prior year comparable periods primarily due to the accrual of severance obligations and transaction costs totaling approximately $3.3 million in connection with the aforementioned Merger Agreement between the Company and VCA Antech, Inc.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Interest Expense	$12.3	$1.5	746.3%	$13.8	$2.8	394.9%
As a percentage of total net revenue	80.2%	8.7%		44.4%	8.3%
     Interest expense for the three and six months ended June 30, 2010 includes incremental expense amounts over the prior year’s comparable periods due to the pending payoff of all, or substantially all, of the company’s debt in accordance with the aforementioned June 2, 2010 definitive merger agreement. The primary difference is related to the accretion of the entire remaining unrecorded premium on the 12% senior secured convertible notes, which amounted to an additional expense amount of approximately $7.7 million in addition to the normal $0.7 quarterly accretion.

Liquidity and Capital Resources
     As of June 30, 2010, we had cash and cash equivalents of $3.2 million and a working capital deficit of $37.7 million. The proceeds from the VCA Antech, Inc. acquisition, see Note 13, Subsequent Events, will be used to first pay-down all, or substantially all, of the outstanding debt, as such management believes that the Company has sufficient cash to meet its operating needs for 2010.
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
     For the six months ended June 30, 2010 cash provided from operations was $0.6 million compared with cash used in operations of $2.3 million for the first six months ended June 30, 2009. For the six months ended June 30, 2010 net loss of $20.5 million was more than offset primarily by non-cash charges of $1.6 million, and $5.0 for depreciation and amortization, and amortization of debt discounts, respectively, and $12.6 million in working capital changes. A decreased workforce reduced the amount of payroll and related liabilities paid during the six months ended June 30, 2010 and amounts for incremental interest and debt premium related to the pending payoff of all, or substantially all of, the company debt in accordance with the aforementioned merger with VCA Antech, Inc. remained unpaid as of the end of the quarter. The net cash used in operating activities for the six months ended June 30, 2009 resulted from the $7.4 million net loss incurred, $1.0 million decrease in accounts payable as the Company paid its large accounts payable balance down with the net proceeds received from the issuance of the Senior Notes in the first quarter of 2009, and a $1.7 million decrease in accrued payroll and other expenses. These fluctuations were offset somewhat by the value of the warrant liabilities, depreciation and amortization, amortization of debt discounts and stock-based compensation, respectively.
Cash Flows from Investing Activities
     Cash provided by investing activities during the first six months of 2010 of $1.0 million was primarily from the net proceeds received from the sale of one of the Company-owned buildings in January 2010, partially offset by purchases of equipment at various animal hospital locations. Cash provided by investing activities during the six months 2009 of $0.7 million was from the sale of a vacant building owned by the Company, offset by purchases of equipment at various animal hospital locations.
Cash Flows from Financing Activities
     Cash used in financing activities for the six months of 2010 of $1.1 million was for recurring payments on outstanding term loans and capital leases. Cash provided by financing activities for the six months of 2009 of $4.3 million was primarily a result of $6.5 million received from the sale by the Company of its 12% Senior Secured Convertible Notes, partially offset by $1.7 million of payments on term notes issued in prior years in conjunction with the purchase of animal hospitals and $0.4 million of fees incurred in connection with issuance of the 12% Senior Notes.

Other Metrics
     The non-GAAP metric of adjusted earnings before interest, gain on change in fair value of warrant liabilities, income taxes, depreciation and amortization (“Adjusted EBITDA”) is an important performance measure for us and we believe that it is a useful metric to investors and management of the ability of our business to generate cash and to repay and incur additional debt. Computations of Adjusted EBITDA may differ from company to company. Therefore, Adjusted EBITDA should be used as a compliment to, and in conjunction with, our condensed, consolidated financial statements included elsewhere in this report. To maintain comparability, Adjusted EBITDA for the three and six months ended June 30, 2010 included an additional adjustment related to severance obligations and transaction costs that are included in SG&A, related to the aforementioned merger with VCA Antech, Inc.
The following table presents a reconciliation of our computation of Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(17,647)	$(7,383)	$(20,466)	$(7,404)
Severance and transaction costs	3,320	—	3,320	—
Depreciation	359	403	1,102	816
Amortization	247	263	497	529
(Gain) loss on change in fair value of warrant liabilities	(157)	5,565	613	3,593
Interest expense, net	12,322	1,452	13,801	2,783
(Benefit) provision for income taxes	(16)	—	14	5

Adjusted EBITDA	$(1,572)	$300	$(1,119)	$322

     Additionally, the Company also reviews the non-GAAP metric of hospital contribution before depreciation and amortization expense (“Hospital EBITDA”) as an ability of our hospitals being able to individually generate cash without the burden of corporate spending. Computations of Hospital EBITDA may differ from company to company. Therefore, Hospital EBITDA should be used as a compliment to, and in conjunction with, our condensed, consolidated financial statements included elsewhere in this report.
     The following table presents a reconciliation of our computation of Hospital EBITDA for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Hospital contribution	$828	$1,854	$2,126	$3,537
Depreciation at hospitals	277	318	954	643
Amortization at hospitals	247	263	497	529

Hospital EBITDA	$1,352	$2,435	$3,577	$4,709

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2010, that our disclosure controls and procedures were effective.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects, see Note 10, Contingencies.
Item 1A. Risk Factors
     There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 6. Exhibits

Exhibit
No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PET DRX CORPORATION
Date: August 23, 2010	By:	/s/ Dawn Olsen
Dawn Olsen
Principal Executive Officer & Principal Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.